Form 10-Q
period 1996-03-31
SIERRA PACIFIC DEVELOPMENT FUND II
filed 1996-05-15
CIK 719606

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For Quarter ended                                             March 31, 1996
                       ---------------------------------------------------------
Commission file number                                            0-12036
                       ---------------------------------------------------------




                       SIERRA PACIFIC DEVELOPMENT FUND II
                             (A LIMITED PARTNERSHIP)


     State of California                                      95-3836271
- -------------------------------                           -------------------
(State or other jurisdiction                              (I.R.S. Employer
of incorporation or organization)                         Identification Number)


 5850 San Felipe, Suite 500
        Houston, Texas                                              77057
- ---------------------------------------                           ----------
(Address of principal executive offices)                          (Zip Code)



Registrant's telephone number, ncluding area code:        (713) 706-6271
                                                  ------------------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]. No[ ].

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The following financial statements are submitted in the next pages:

                                                                     Page Number
Balance Sheets - March 31, 1996 and December 31, 1995 .....................   4



Statements of Operations - For the Three Months
 Ended March 31, 1996 and 1995 .............................................   5


Statements of Changes in Partners' Equity -
From April 29, 1983 (inception of Partnership)
to December 31, 1995 and for the Three Months
Ended March 31, 1996 .......................................................   6

Statements of Cash Flows - For the Three Months
Ended March 31, 1996 and 1995 ..............................................   7

Notes to Financial Statements ..............................................   8


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS

(a) OVERVIEW

The following discussion should be read in conjunction with the Partnership's Financial Statements and Notes thereto appearing elsewhere in this Form 10-Q.

The Partnership's financial position at March 31, 1996 remained relatively unchanged from December 31, 1995, except for additional borrowings and principal paydowns on notes payable. Comments relating to the Partnership's liquidity and capital resources reported in its 1995 Annual Report continue to apply.

(b) RESULTS OF OPERATIONS

Revenues decreased by $30,000, or 6%, primarily due to the expiration of government leases at 5850 San Felipe. The Partnership had previously benefited from rental rates on long-term leases that were higher than current market rates and, as these leases expired, these rates were reduced.

Operating expenses increased by $32,000, or 11%, as a result of additional expenses associated with increased occupancy at the 5850 San Felipe office building. Depreciation expense increased by $15,000, or 12%, primarily due to increased depreciation on $318,026 of tenant improvements for the build out of the fifth floor at 5850 San Felipe. These improvements were completed in December 1995.

Interest expense decreased by $13,000, or 9%, due to the restructure of the debt collateralized by 5850 San Felipe. This modification agreement, which was effective March 22, 1996, reduced the interest rate on this debt to 5% from the previous 8.5% in exchange for a principal paydown of approximately $1,000,000. The reduced interest expense resulting from this agreement was partially offset by the interest associated with a $2,000,000 note collateralized by the Sierra Westlakes property which funded in February 1996.

The Partnership's share of loss from investment in SMMP increased by $12,000. The increase in losses generated by SMMP were principally due to its share of losses from the Sorrento I Partners ("SIP") joint venture, which owns the Sorrento I property. SMMP's ownership interest in SIP increased from 58.59% in 1995 to 75.06% in 1996 which contributed to the increase in losses recorded in the current year.

(c) LIQUIDITY AND CAPITAL RESOURCES

The Partnership used cash flows from operations of $162,000 during the three months ended March 31, 1996, primarily to reduce liabilities from December 31, 1995. In February 1996, the Partnership received funding on a $2,000,000 loan collateralized by the Sierra Westlakes property. This property was previously unencumbered. In March 1996, the Partnership paid a principal paydown of approximately $1,000,000 as a condition for the restructure of the 5850 San Felipe note. Cash and cash equivalents at March 31, 1996 totaled $977,000 while current liabilities were $513,000. The Partnership's primary capital requirements will be for the possible acquisition of land for additional parking at Sierra Westlakes, construction of new tenant space and compliance with the Americans with Disabilities Act or other yet unknown changes in building codes. The capital required to fund these capital requirements will be generated from a combination of current cash flow from rental activities and the proceeds of the $2,000,000 mortgage loan funded on Sierra Westlakes.


                       SIERRA PACIFIC DEVELOPMENT FUND II
                            (A Limited Partnership)

                                 BALANCE SHEETS
                        MARCH 31, 1996 AND DECEMBER 31,
                                      1995






                                                     March 31,      December 31,
                                                       1996             1996
                                                   -----------       -----------
ASSETS

Cash and cash equivalents ..................       $   976,949       $   202,963
Receivables:
   Note, net of deferred gain of
   $736,271                                          2,163,729         2,163,729
   Unbilled rent ...........................           342,335           364,615
   Billed rent .............................            52,625            42,435
   Due from affiliate of General
Partner ....................................           812,000           812,000
   Other receivables .......................           192,779           117,542
Income-producing properties - net
of
  accumulated depreciation and
valuation
  allowance of $2,885,768 and
$2,791,220,
  respectively .............................        10,884,057        10,900,398
Investment in unconsolidated
joint venture ..............................         4,601,507         4,681,570
Other assets ...............................           412,326           391,009
                                                   -----------       -----------


Total Assets ...............................       $20,438,307       $19,676,261
                                                   ===========       ===========

LIABILITIES AND PARTNERS' EQUITY


Accrued and other liabilities ..............       $   197,697       $   294,499
Due to affiliate ...........................           315,300           140,000
Notes payable ..............................         6,153,396         5,185,902
                                                   -----------       -----------

Total Liabilities ..........................         6,666,393         5,620,401
                                                   -----------       -----------

Partners' equity :
  General Partner ..........................                 0                 0
  Limited Partners:
    Class A Limited Partners:
      60,000 units authorized,
       56,674 issued and
outstanding ................................         9,007,298         9,193,008

    Class B Limited Partners:
      60,000 units authorized,
      29,979 issued and
outstanding ................................         4,764,616         4,862,852
                                                   -----------       -----------

Total Partners' equity .....................        13,771,914        14,055,860
                                                   -----------       -----------

Total Liabilities and Partners'
equity .....................................       $20,438,307       $19,676,261
                                                   ===========       ===========


                                   UNAUDITED
                             SEE ACCOMPANYING NOTES

                       SIERRA PACIFIC DEVELOPMENT FUND II
                            (A LIMITED PARTNERSHIP)
   STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995


                                                        1996              1995
                                                     ---------        ----------
REVENUES:
  Rental income ..............................       $ 410,353        $ 441,533
  Interest income ............................          91,799           90,486
                                                     ---------        ---------

                    Total Revenues ...........         502,152          532,019
                                                     ---------        ---------

EXPENSES:
    Operating expenses .......................         331,418          299,636
    Depreciation and amortization ............         143,943          129,033
    Interest .................................         131,889          144,425
                                                     ---------        ---------

          Total costs and expenses ...........         607,250          573,094
                                                     ---------        ---------


LOSS BEFORE PARTNERSHIP'S SHARE OF
   UNCONSOLIDATED JOINT VENTURE
LOSS .........................................        (105,098)         (41,075)
                                                     ---------        ---------

PARTNERSHIP'S SHARE OF
UNCONSOLIDATED
   JOINT VENTURE LOSS ........................         (78,848)         (66,614)
                                                     ---------        ---------

NET LOSS .....................................       $(183,946)       $(107,689)
                                                     =========        =========

Net loss per limited partnership
unit .........................................       $   (2.12)       $   (1.24)
                                                     =========        =========


                                   UNAUDITED
                             SEE ACCOMPANYING NOTES

                       SIERRA PACIFIC DEVELOPMENT FUND II
                            (A LIMITED PARTNERSHIP)
                    STATEMENTS OF CHANGES IN PARTNERS' EQUITY
      FROM APRIL 29, 1983 (INCEPTION OF PARTNERSHIP) TO DECEMBER 31, 1995
                 AND FOR THE THREE MONTHS ENDED MARCH 31, 1996

                                                Limited Partners                                                        Total
                                       -------------------------------------------                      General        Partners'
                                           Class A        Class B         Total         Per Unit        Partner         Equity
                                       --------------   -----------    ------------    ----------      -----------   ------------
Proceeds from sale of
  partnership units ..................  $ 14,392,000    $ 7,579,000    $ 21,971,000    $   250.00           --      $ 21,971,000
Underwriting commissions
  and other organization expenses ....    (1,939,045)    (1,021,124)     (2,960,169)       (33.68)          --        (2,960,169)
Repurchase of 1,231 partnership
   units .............................      (177,934)       (66,167)       (244,101)         0.06           --          (244,101)
Cumulative net income
  (to December 31, 1995) .............       374,140        197,315         571,455          6.59       $ 46,674         618,129
Cumulative distributions
  from operations
  (to December 31, 1995) .............    (2,747,272)    (1,451,193)     (4,198,465)       (48.25)       (46,674)     (4,245,139)
Cumulative distributions
  from dispositions of assets
  (to December 31, 1995) .............      (708,881)      (374,979)     (1,083,860)       (12.51)             0      (1,083,860)
                                        ------------    -----------    ------------    ----------       --------    ------------

Partners' equity -

  January 1, 1996 ....................     9,193,008      4,862,852      14,055,860        162.21              0      14,055,860
Net income ...........................      (120,307)       (63,639)       (183,946)        (2.12)           --         (183,946)
Distributions from disposition
  of assets ..........................       (65,403)       (34,597)       (100,000)        (1.16)           --         (100,000)
                                        ------------    -----------    ------------    ----------       --------    ------------


Partners' equity March 31, 1996 ......  $  9,007,298    $ 4,764,616    $ 13,771,914    $   158.93       $      0    $ 13,771,914
                                        ============    ===========    ============    ==========       ========    ============

                                   UNAUDITED
                             SEE ACCOMPANYING NOTES

                       SIERRA PACIFIC DEVELOPMENT FUND II
                            (A LIMITED PARTNERSHIP)

                            STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995



                                                       1996            1995
                                                   -----------      -----------
CASH FLOWS FROM OPERATING
ACTIVITIES:
Net loss .....................................     $  (183,946)     $  (107,689)
  Adjustments to reconcile net
loss
  to cash used in operating
activities:
    Depreciation and amortization ............         143,943          129,033
    Undistributed loss of
unconsolidated
      joint venture ..........................          78,848           66,614
    Decrease (increase) in rent
receivable ...................................          12,090          (56,685)
    Increase in other receivable .............         (75,237)          (4,163)
    Increase in other assets .................         (40,565)        (138,072)
    Decrease in accrued and other
liabilities ..................................         (96,802)        (743,404)
                                                   -----------      -----------

    Net cash used in operating
activities ...................................        (161,669)        (854,366)
                                                   -----------      -----------

CASH FLOWS FROM INVESTING
ACTIVITIES:
  Payments for property
acquisition and additions ....................        (107,139)          (7,324)
  Capital contributions to
unconsolidated joint venture .................               0         (186,150)
                                                   -----------      -----------

  Net cash used in investing
activities ...................................        (107,139)        (193,474)
                                                   -----------      -----------

CASH FLOWS FROM FINANCING
ACTIVITIES:
  Cash distributions from
disposition of assets ........................        (100,000)               0
  Funding of note payable secured
by property ..................................       2,000,000                0
  Principal payments on notes
payable ......................................      (1,032,506)         (12,173)
  Borrowings from affiliate of
the General Partner ..........................         175,300                0
  Repayments of loan to affiliate
of the General Partner .......................               0         (375,400)
                                                   -----------      -----------

      Net cash provided by (used
in) financing activities .....................       1,042,794         (387,573)
                                                   -----------      -----------

NET INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS .......................         773,986       (1,435,413)

CASH AND CASH EQUIVALENTS -
Beginning of period ..........................         202,963        1,541,302
                                                   -----------      -----------

CASH AND CASH EQUIVALENTS - End
of
period .......................................     $   976,949      $   105,889
                                                   ===========      ===========

SUPPLEMENTAL DISCLOSURE OF CASH
FLOW
  INFORMATION:
  Cash paid during the period for
interest .....................................     $   131,075      $   116,007
                                                   ===========      ===========

                                   UNAUDITED
                             SEE ACCOMPANYING NOTES

                       SIERRA PACIFIC DEVELOPMENT FUND II
                             (A LIMITED PARTNERSHIP)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
    ------------------------------------------------------------------------

1. BASIS OF FINANCIAL STATEMENTS

In the opinion of the Partnership's management, these unaudited financial statements reflect all adjustments which are necessary for a fair presentation of its financial position at March 31, 1996 and results of operations and cash flows for the periods presented. All adjustments included in these statements are of a normal and recurring nature. These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Annual Report of the Partnership for the year ended December 31, 1995.

2. RELATED PARTY TRANSACTIONS

In 1994, all of the common stock of S-P Properties, Inc., the General Partner of the Partnership, was purchased by Finance Factors, Inc. from Carlsberg Management Company ("CMC"). CMC continued to manage the affairs of the Partnership through March 31, 1995.

Included in the financial statements for the three months ended March 31, 1996 and 1995 are affiliate transactions as follows:

                                                        March 31
                                             --------------------------------
                                                  1996            1995
                                             --------------- ----------------
  Management fees                                   $21,518     $          0
  Administrative fees                               $ 5,937     $          0
  Leasing fees                                      $13,295     $          0


3. INVESTMENT IN UNCONSOLIDATED JOINT VENTURE

Sierra Mira Mesa Partners ("SMMP") was formed in 1985 between the Partnership and Sierra Pacific Pension Investors '84, an affiliate, to develop and operate the real property known as Sierra Mira Mesa, an office building, located in San Diego, California. At March 31, 1996 the Partnership's interest in SMMP is 51%; the remaining 49% interest is owned by Sierra Pacific Pension Investors '84.

                                   UNAUDITED
                                       8


Sierra Pacific Development Fund II
Notes to Financial Statements
Page two

Summarized income statement information for SMMP for the three months ended March 31, 1996 and 1995 follows:

                                                             March 31
                                                --------------------------------
                                                     1996            1995
                                                --------------- ----------------
     Rental income                                    $393,611         $379,574
     Total revenues                                   $442,655         $425,676
     Operating expenses                               $170,724         $147,855
     Share of unconsolidated
       joint venture loss                             $ 93,138         $178,886
     Net loss                                         $154,604         $130,615


As of March 31, 1996, SMMP holds a 75.06% interest in Sorrento I Partners ("SIP"), a general partnership with Sierra Pacific Development Fund III formed in 1993; a 27.23% interest in Sorrento II Partners ("SIIP"), a general partnership with Sierra Pacific Institutional Properties V formed in 1993; a 27.38% interest in Sierra Creekside Partners ("SCP"), general partnership with Sierra Pacific Development Fund formed in 1994; and a 38.57% interest in Sierra Vista Partners ("SVP"), a general partnership with Sierra Pacific Development Fund III formed in 1994.

Summarized income statement information for these Partnerships for the three months ended March 31, 1996 and 1995 follows:

                                  SIP                         SIIP
                      ----------------------------------------------------------
                                March 31                    March 31
                      ----------------------------------------------------------
                          1996           1995          1996           1995
                      -------------- ---------------------------- -------------
Rental income             $       0      $       0    $ 239,522      $ 224,503
Total revenues            $       0      $       0    $ 239,522      $ 224,503
Operating expenses        $  35,031      $  68,122    $  81,739      $ 113,308
Net loss                  $ 144,364      $ 176,989    $  42,201      $  86,211


                                   SCP                         SVP
                       ---------------------------------------------------------
                                 March 31                    March 31
                       ---------------------------------------------------------
                           1996           1995         1996           1995
                       ------------- ---------------------------- -------------
Rental income              $175,284        $132,009    $149,754       $181,509
Total revenues             $180,329        $132,009    $149,754       $181,509
Operating expenses         $103,410        $125,702    $104,276       $114,169
Net loss                   $ 78,128        $ 89,231    $156,148       $148,657



Sierra Pacific Development Fund II
Notes to Financial Statements
Page three

4. PARTNERS' EQUITY

Equity and net income (loss) per limited partnership unit is determined by dividing the Limited Partners' share of the Partnership's equity and net income
(loss) by the number of limited partnership units outstanding, 56,674 Class A and 29,979 Class B.

                           PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         The following Exhibits are filed herewith pursuant to Rule 601 of Regulation S-K.

   Exhibit
   Number          Description of Exhibit
- --------------     ------------------------------------------
           27      Financial Data Schedule


(b)      Reports on Form 8-K

         None


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report be signed on its behalf by the undersigned thereunto duly authorized.


                                       SIERRA PACIFIC DEVELOPMENT FUND II
                                       a Limited Partnership
                                       S-P PROPERTIES, INC.
                                       General Partner

Date:  MAY 13, 1996                    /S/ THOMAS N. THURBER
                                       Thomas N. Thurber
                                       President and Director


Date:  MAY 13, 1996                    /S/ MICHELE E. JOHNSON
                                       Michele E. Johnson
                                       Chief Accounting Officer