Form 10-Q
period 1996-06-30
SIERRA PACIFIC DEVELOPMENT FUND II
filed 1996-08-14
CIK 719606

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For Quarter ended                                     June 30, 1996
Commission file number                                0-12036

                       SIERRA PACIFIC DEVELOPMENT FUND II
                             (A LIMITED PARTNERSHIP)


     State of California                               95-3836271
(State or other jurisdiction of                     (I.R.S. Employer
 incorporation or organization)                  Identification Number)


       5850 San Felipe, Suite 500
             Houston, Texas                              77057
(Address of principal executive offices)               (Zip Code)



Registrant's telephone number,
including area code:                                     (713) 706-6271

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]. No [ ].

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The following financial statements are submitted in the next pages:

                                                                     Page number
Balance Sheets - June 30, 1996 and December 31, 1995                     4

Statements of Operations - For the Six Months Ended
June 30, 1996 and 1995 and the Three Months Ended
June 30, 1996 and 1995                                                   5

Statements of Changes in Partners' Equity - From
April 29, 1983 (inception of Partnership) to December
31, 1995 and for the Six Months Ended June 30, 1996                      6

Statements of Cash Flows - For the Six Months Ended
June 30, 1996 and 1995                                                   7

Notes to Financial Statements                                            8


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

(a)  OVERVIEW

The following discussion should be read in conjunction with the Partnership's Financial Statements and Notes thereto appearing elsewhere in this Form 10-Q.

The Partnership currently owns three properties; 5850 San Felipe, Sierra Westlakes, and Sierra Southwest Pointe. In addition, the Partnership holds a 51% interest in Sierra Mira Mesa Partners ("SMMP").

(b)  RESULTS OF OPERATIONS

Revenues decreased by $62,000, or 6%, primarily due to the expiration of government leases at 5850 San Felipe. The Partnership had previously benefited from rental rates on long-term leases that were higher than current market rates and, as these leases expired, these rates were reduced.

Operating expenses decreased by $23,000, or 3%, primarily due to lower administrative costs and other expense cutting measures implemented by management. Further, administrative fees were overaccrued in the second quarter of 1995. This overaccrual was corrected in the third quarter of 1995. Depreciation expense increased by $41,000, or 16%, primarily due to increased depreciation on $327,804 of tenant improvements for the build out of the fifth floor at 5850 San Felipe. These improvements were substantially completed in December 1995.

Interest expense increased by $11,000, or 5%, due to funding of a $2,000,000 note collateralized by the Sierra Westlakes property in February 1996. This loan bears an interest rate of 9%. The additional interest expense resulting from this agreement was partially offset by reduced interest expense associated with the restructure of the debt collateralized by 5850 San Felipe. This modification agreement, which was effective March 22, 1996, reduced the interest rate on this debt to 5% from the previous 8.5% in exchange for a principal paydown of approximately $1,000,000.

The Partnership's share of income (loss) from investment in SMMP was $296,000 for the six months ended June 30, 1996 compared to ($98,000) for the corresponding period in the prior year due to SMMP's share of Sorrento I Partners' ("SIP") second quarter income. SIP, which is accounted for by SMMP on the equity method, exercised a discounted payoff option in May 1996. SIP recorded an extraordinary gain of $1,200,000 in connection with this transaction.

(c)  LIQUIDITY AND CAPITAL RESOURCES

The Partnership generated cash flows from operations of $57,000 during the six months ended June 30, 1996, primarily through the collection of receivables outstanding at December 31, 1995. In February 1996, the Partnership received funding on a $2,000,000 loan collateralized by the Sierra Westlakes property. This property was previously unencumbered. In March 1996, the Partnership paid a principal paydown of approximately $1,000,000 as a condition for the restructure of the 5850 San Felipe note. Cash and cash equivalents at June 30, 1996 totaled $352,000 while current liabilities were $229,000. The Partnership's primary capital requirements will be for the possible acquisition of land for additional parking at Sierra Westlakes, construction of new tenant space and compliance with the Americans with Disabilities Act or other yet unknown changes in building codes. The capital required to fund these capital requirements will be generated from a combination of current cash flow from rental activities and the proceeds of the $2,000,000 mortgage loan funded on Sierra Westlakes.

                       SIERRA PACIFIC DEVELOPMENT FUND II
                            (A LIMITED PARTNERSHIP)

                                 BALANCE SHEETS
                      JUNE 30, 1996 AND DECEMBER 31, 1995

                                                      June 30,      December 31,
                                                        1996           1995
                                                     -----------    -----------
ASSETS
Cash and cash equivalents ......................     $   352,231    $   202,963
Receivables:
   Note, net of deferred gain of $736,271 .....        2,163,729      2,163,729
   Unbilled rent ...............................         348,429        364,615
   Billed rent .................................          47,334         42,435
   Due from affiliate of General Partner .......         812,640        812,000
   Due from other affiliates ...................         211,200              0
   Other receivables ...........................          20,155        117,542
Income-producing properties - net of
  accumulated depreciation and valuation
  allowance of $3,019,298 and $2,791,220,
  respectively .................................      10,951,891     10,900,398
Investment in unconsolidated joint venture .....       4,974,696      4,681,570
Other assets ...................................         431,460        391,009
                                                     -----------    -----------
Total Assets ...................................     $20,313,765    $19,676,261
                                                     ===========    ===========
LIABILITIES AND PARTNERS' EQUITY

Accrued and other liabilities ..................     $   229,177    $   294,499
Due to affiliate ...............................               0        140,000
Notes payable ..................................       6,138,774      5,185,902
                                                     -----------    -----------
Total Liabilities ..............................       6,367,951      5,620,401
                                                     -----------    -----------
Partners' equity :
  General Partner ..............................               0              0
  Limited Partners:
    Class A Limited Partners:
       60,000 units authorized,
        56,674 issued and outstanding ..........       9,121,034      9,193,008

    Class B Limited Partners:
       60,000 units authorized,
       29,979 issued and outstanding ...........       4,824,780      4,862,852
                                                     -----------    -----------
Total Partners' equity .........................      13,945,814     14,055,860
                                                     -----------    -----------
Total Liabilities and Partners'  equity ........     $20,313,765    $19,676,261
                                                     ===========    ===========

                                   Unaudited
                             See Accompanying Notes

                       SIERRA PACIFIC DEVELOPMENT FUND II
                            (A LIMITED PARTNERSHIP)

                            STATEMENTS OF OPERATIONS
                 FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND 1995
              AND FOR THE THREE MONTHS ENDED JUNE 30, 1996 AND 1995

                                                     Six Months Ended           Three Months Ended
                                                         June 30,                      June 30,
                                                 --------------------------    ----------------------
                                                    1996           1995           1996           1995
                                                 -----------    -----------    ---------    ---------
REVENUES:
  Rental income ..............................   $   869,995    $   929,370    $ 459,642    $ 487,836
  Interest income ............................       179,470        182,084       87,671       91,598
                                                 -----------    -----------    ---------    ---------
Total Revenues ...............................     1,049,465      1,111,454      547,313      579,434
                                                 -----------    -----------    ---------    ---------
EXPENSES:
    Operating expenses .......................       712,490        735,416      381,072      435,780
    Depreciation and amortization ............       299,548        258,507      155,605      129,474
    Interest .................................       243,028        231,605      111,139       87,180
                                                 -----------    -----------    ---------    ---------
Total costs and expenses .....................     1,255,066      1,225,528      647,816      652,434
                                                 -----------    -----------    ---------    ---------

LOSS BEFORE PARTNERSHIP'S SHARE OF
   UNCONSOLIDATED JOINT VENTURE
   INCOME (LOSS) .............................      (205,601)      (114,074)    (100,503)     (73,000)
                                                 -----------    -----------    ---------    ---------
PARTNERSHIP'S SHARE OF UNCONSOLIDATED
   JOINT VENTURE INCOME (LOSS) ...............       295,555        (98,358)     374,403      (31,744)
                                                 -----------    -----------    ---------    ---------
NET INCOME (LOSS) ............................   $    89,954    $  (212,432)   $ 273,900    $(104,744)
                                                 ===========    ===========    =========    =========
Net income (loss) per limited partnership unit   $      1.04    $     (2.45)   $    3.16    $   (1.21)
                                                 ===========    ===========    =========    =========

                                   Unaudited
                             See Accompanying Notes

                       SIERRA PACIFIC DEVELOPMENT FUND II
                            (A LIMITED PARTNERSHIP)

                    STATEMENTS OF CHANGES IN PARTNERS' EQUITY
       FROM APRIL 29, 1983 (INCEPTION OF PARTNERSHIP) TO DECEMBER 31, 1995
                   AND FOR THE SIX MONTHS ENDED JUNE 30, 1996

                                                                                               Total
                                                Limited Partners                              General       Partners'
                                      Class A         Class B         Total       Per Unit    Partner        Equity
                                    ------------    -----------    -----------     -------    --------    ------------
Proceeds from sale of
  partnership units .............   $ 14,392,000    $ 7,579,000    $ 21,971,000    $   250.00     --      $ 21,971,000
Underwriting commissions
  and other organization expenses     (1,939,045)    (1,021,124)     (2,960,169)       (33.68)    --        (2,960,169)
 Repurchase of 1,231 partnership
   units ........................       (177,934)       (66,167)       (244,101)         0.06     --          (244,101)
Cumulative net income
   (to December 31, 1995) .......        374,140        197,315         571,455          6.59 $ 46,674         618,129
Cumulative distributions
  from operations
   (to December 31, 1995) .......     (2,747,272)    (1,451,193)     (4,198,465)       (48.25) (46,674)     (4,245,139)
Cumulative distributions
  from dispositions of assets
   (to December 31, 1995) .......       (708,881)      (374,979)     (1,083,860)       (12.51)       0      (1,083,860)
                                    ------------    -----------    ------------        --------    -----    -----------
Partners' equity -
   January 1, 1996 ..............      9,193,008      4,862,852      14,055,860        162.21        0      14,055,860
Net income - year to date .......         58,833         31,121          89,954          1.04     --            89,954
Distributions from disposition
  of assets .....................       (130,807)       (69,193)       (200,000)        (2.31)    --          (200,000)
                                    ------------    -----------    ------------      ---------   ---------    ----------
Partners' equity June 30, 1996 ..   $  9,121,034    $ 4,824,780    $ 13,945,814      $ 160.94    $   0     $ 13,945,814
                                    ============    ===========    ============      =========   =========  ============

                                   Unaudited
                             See Accompanying Notes

                       SIERRA PACIFIC DEVELOPMENT FUND II
                            (A LIMITED PARTNERSHIP)

                            STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND 1995

                                                               1996            1995
                                                            -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss) .......................................   $    89,954    $  (212,432)
  Adjustments to reconcile net income (loss)
  to cash provided by (used in) operating activities:
    Depreciation and amortization .......................       299,548        258,507
    Undistributed (income) loss of unconsolidated
      joint venture .....................................      (295,555)        98,358
    Decrease (increase) in rent receivable ..............        11,287         (5,049)
    Decrease (increase) in other receivables ............        97,387       (162,658)
    Increase in other assets ............................       (80,560)       (69,200)
    Decrease in accrued and other liabilities ...........       (65,322)      (537,603)
                                                            -----------    -----------
    Net cash provided by (used in) operating activities .        56,739       (630,077)
                                                            -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Payments for property acquisition and additions .......      (308,503)       (86,807)
  Capital contributions to unconsolidated joint venture .             0       (686,259)
                                                            -----------    -----------
  Net cash used in investing activities .................      (308,503)      (773,066)
                                                            -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Cash distributions from disposition of assets .........      (200,000)             0
  Funding of note payable secured by property ...........     2,000,000              0
  Principal payments on notes payable ...................    (1,047,128)       (24,654)
  Payments to affiliate of the General Partner ..........      (351,840)             0
                                                            -----------    -----------
      Net cash provided by (used in) financing activities       401,032        (24,654)
                                                            -----------    -----------
NET INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS ..................................       149,268     (1,427,797)

CASH AND CASH EQUIVALENTS - Beginning of period .........       202,963      1,541,302
                                                            -----------    -----------
CASH AND CASH EQUIVALENTS - End of period ...............   $   352,231    $   113,505
                                                            ===========    ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION:
  Cash paid during the period for interest ..............   $   244,232    $   203,188
                                                            ===========    ===========

                                   Unaudited
                             See Accompanying Notes

                       SIERRA PACIFIC DEVELOPMENT FUND II
                             (A LIMITED PARTNERSHIP)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- --------------------------------------------------------------------------------

1.      BASIS OF FINANCIAL STATEMENTS

In the opinion of the Partnership's management, these unaudited financial statements reflect all adjustments which are necessary for a fair presentation of its financial position at June 30, 1996 and results of operations and cash flows for the periods presented. All adjustments included in these statements are of a normal and recurring nature. These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Annual Report of the Partnership for the year ended December 31, 1995.

2.      RELATED PARTY TRANSACTIONS

In 1994, all of the common stock of S-P Properties, Inc., the General Partner of the Partnership, was purchased by Finance Factors, Inc. from Carlsberg Management Company ("CMC"). CMC continued to manage the affairs of the Partnership through March 31, 1995.

Included in the financial statements for the six months ended June 30, 1996 and 1995 are affiliate transactions as follows:

                                                               June 30
                                                      --------------------------
                                                        1996             1995
                                                      ---------        ---------
Management fees ............................           $44,029          $24,028
Administrative fees ........................           $94,961          $93,304
Leasing fees ...............................           $14,204          $     0
Construction fees ..........................           $28,995          $     0

3.           INVESTMENT IN UNCONSOLIDATED JOINT VENTURE

Sierra Mira Mesa Partners ("SMMP") was formed in 1985 between the Partnership and Sierra Pacific Pension Investors '84, an affiliate, to develop and operate the real property known as Sierra Mira Mesa, an office building, located in San Diego, California. At June 30, 1996 the Partnership's interest in SMMP is 51%; the remaining 49% interest is owned by Sierra Pacific Pension Investors '84.

                                    UNAUDITED
                                        8


Sierra Pacific Development Fund II
Notes to Financial Statements
Page two

Summarized income statement information for SMMP for the six months ended June 30, 1996 and 1995 follows:

                                                             June 30
                                                   -----------------------------
                                                      1996              1995
                                                   ----------        -----------
Rental income ............................          $848,603          $ 715,942
Total revenues ...........................          $940,590          $ 809,383
Operating expenses .......................          $526,358          $ 340,196
Share of unconsolidated
  joint venture loss .....................          $181,890          $ 364,800
Net income (loss) ........................          $818,758          $(192,858)


As of June 30, 1996, SMMP holds a 75.06% interest in Sorrento I Partners ("SIP"), a general partnership with Sierra Pacific Development Fund III formed in 1993; a 26.92% interest in Sorrento II Partners ("SIIP"), a general partnership with Sierra Pacific Institutional Properties V formed in 1993; a 18.87% interest in Sierra Creekside Partners ("SCP"), a general partnership with Sierra Pacific Development Fund formed in 1994; and a 37.74% interest in Sierra Vista Partners ("SVP"), a general partnership with Sierra Pacific Development Fund III formed in 1994.

Summarized income statement information for these Partnerships for the six months ended June 30, 1996 and 1995 follows:

                                            SIP                       SIIP
                                 ------------------------    ----------------------
                                          June 30                    June 30
                                 ------------------------    ----------------------
                                    1996          1995         1996         1995
                                 -----------    ---------    ---------    ---------
Rental income ................   $    47,272    $       0    $ 506,638    $ 460,267
Total revenues ...............   $    47,272    $       0    $ 506,638    $ 460,383
Operating expenses ...........   $   159,450    $ 123,917    $ 197,964    $ 223,275
Loss before extraordinary item   $  (241,103)   $(347,147)   $(106,301)   $(162,077)
Extraordinary gain ...........   $ 1,200,467    $       0    $       0    $       0
Net income (loss) ............   $   959,278    $(347,147)   $(106,301)   $(162,077)

                                   UNAUDITED
                                       9

Sierra Pacific Development Fund II
Notes to Financial Statements
Page three


                                           SCP                       SVP
                                 ----------------------    ----------------------
                                         June 30                   June 30
                                 ----------------------    ----------------------
                                   1996         1995         1996         1995
                                 ---------    ---------    ---------    ---------
Rental income ................   $ 372,584    $ 275,413    $ 343,209    $ 347,235
Total revenues ...............   $ 379,912    $ 275,413    $ 343,209    $ 347,235
Operating expenses ...........   $ 255,607    $ 269,983    $ 250,274    $ 271,337
Loss before extraordinary item   $(191,276)   $(193,519)   $(310,415)   $(356,365)
Extraordinary gain ...........   $       0    $       0    $       0    $       0
Net income (loss) ............   $(191,276)   $(193,519)   $(310,415)   $(356,366)

4.      PARTNERS' EQUITY

Equity and net income (loss) per limited partnership unit is determined by dividing the Limited Partners' share of the Partnership's equity and net income
(loss) by the number of limited partnership units outstanding, 56,674 Class A and 29,979 Class B.

                                   UNAUDITED
                                       10

                           PART II - OTHER INFORMATION

ITEM  6.       EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits

        The following Exhibits are filed herewith pursuant to Rule 601 of Regulation S-K.

  Exhibit
  Number        Description of Exhibit
  ------        ----------------------
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


                                SIERRA PACIFIC DEVELOPMENT FUND II
                                a Limited Partnership
                                S-P PROPERTIES, INC.
                                General Partner


Date:  AUGUST 9, 1996           /S/ THOMAS N. THURBER
                                    Thomas N. Thurber
                                    President and Director

Date:  AUGUST 9, 1996           /S/ MICHELE E. JOHNSON
                                    Michele E. Johnson
                                    Chief Accounting Officer