Form 10-Q
period 1996-09-30
SIERRA PACIFIC DEVELOPMENT FUND II
filed 1996-11-14
CIK 719606

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For Quarter ended                                September 30, 1996
Commission file number                                0-12036

                       SIERRA PACIFIC DEVELOPMENT FUND II
                             (A LIMITED PARTNERSHIP)

            State of California                         95-3836271
--------------------------------------------     --------------------------
      (State or other jurisdiction of                (I.R.S. Employer
      incorporation or organization)               Identification Number)


        5850 San Felipe, Suite 500
              Houston, Texas                         77057
--------------------------------------------    ----------------
 (Address of principal executive offices)          (Zip Code)

Registrant's telephone number,
including area code:                    (713) 706-6271
                                     --------------------


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

                                                                           Page
                                                                          Number
                                                                          ------

Balance Sheets - September 30, 1996 and December 31, 1995 .................  4


Statements of Operations - For the Nine Months Ended
September 30, 1996 and 1995 and the Three Months Ended
September 30, 1996 and 1995 ...............................................  5

Statements of Changes in Partners' Equity - From April 29,
1983 (inception of Partnership) to December 31, 1995 and
for the Nine Months Ended September 30, 1996 ..............................  6

Statements of Cash Flows - For the Nine Months Ended
September 30, 1996 and 1995 ...............................................  7

Notes to Financial Statements .............................................  8


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

(b)            RESULTS OF OPERATIONS

Rental revenues for the nine months ended September 30 are virtually unchanged when compared to the prior year, having increased $23,000, or 2%. Rental income for the three months ended September 30 increased $82,000, or 22%. This increase is primarily due to the write off of rent receivable in August 1995. This write off was due to the replacement of an existing tenant lease with a new lease effective January 1, 1995. The terms of the new lease were not finalized until the fourth quarter of 1995 at which time income for the full year was recognized.

Operating expenses for the first nine months of the year increased by $50,000, or 5%, as a result of additional expenses associated with an increase in occupancy at the 5850 San Felipe office building. Included in operating expenses for the three months ended September 30, 1995 is an adjustment to correct an overaccrual of administrative fees in the second quarter of 1995. Depreciation expense increased by $71,000, or 18%, primarily due to increased depreciation on $352,000 of tenant improvements for the build out of the fifth floor at 5850 San Felipe. These improvements were substantially completed in December 1995. Renovations to the lobby at 5850 San Felipe in the amount of $127,000 have also attributed to this increase. These renovations were substantially completed at September 30, 1996.

Interest expense increased by $8,000, or 2%, due to funding of a $2,000,000 note collateralized by the Sierra Westlakes property in February 1996. This loan bears an interest rate of 9%. The additional interest expense resulting from this agreement was partially offset by reduced interest expense associated with the restructure of the debt collateralized by 5850 San Felipe. This modification agreement, which was effective March 22, 1996, reduced the interest rate on this debt to 5% from the previous 8.5% in exchange for a principal paydown of approximately $1,000,000.

The Partnership's share of income (loss) from investment in SMMP was $256,000 for the nine months ended September 30, 1996 compared to ($177,000) for the corresponding period in the prior year due to SMMP's share of Sorrento I Partners' ("SIP") second quarter income. SIP, which is consolidated with SMMP, exercised a discounted payoff option in May 1996. SIP recorded an extraordinary gain of $1,200,000 in connection with this transaction.

(c)            LIQUIDITY AND CAPITAL RESOURCES

The Partnership is in an illiquid position as of September 30, 1996 with cash and billed receivables of $78,000 compared to $294,000 of accrued and other liabilities. In February 1996, the Partnership received funding on a $2,000,000 loan collateralized by the Sierra Westlakes property. This property was previously unencumbered. In March 1996, the Partnership paid a principal paydown of approximately $1,000,000 as a condition for the restructure of the 5850 San Felipe note. The Partnership's primary capital requirements will be for the possible acquisition of land for additional parking at Sierra Westlakes, construction of new tenant space and compliance with the Americans with Disabilities Act or other yet unknown changes in building codes. The capital required to fund these capital requirements will be generated from a combination of current cash flow from rental activities and the proceeds of the $2,000,000 mortgage loan funded on Sierra Westlakes.

                       SIERRA PACIFIC DEVELOPMENT FUND II
                            (A Limited Partnership)

                                 BALANCE SHEETS
                    September 30, 1996 and December 31, 1995



               September 30, 1996                    December 31, 1995



ASSETS
Cash and cash equivalents ........................    $    23,690    $   202,963
Receivables:
   Note, net of deferred gain of $736,271 ........      2,163,729      2,163,729
   Unbilled rent .................................        330,633        364,615
   Billed rent ...................................         54,525         42,435
   Due from affiliate of General Partner .........        812,640        812,000
   Due from other affiliates .....................        187,200              0
   Other receivables .............................         91,641        117,542
Income-producing properties - net of
  accumulated depreciation and valuation
  allowance of $3,155,833 and $2,791,220,
  respectively ...................................     10,993,428     10,900,398
Investment in unconsolidated joint venture .......      4,933,829      4,681,570
Other assets .....................................        538,220        391,009
                                                      -----------    -----------
Total Assets .....................................    $20,129,535    $19,676,261
                                                      ===========    ===========
LIABILITIES AND PARTNERS' EQUITY


Accrued and other liabilities ....................    $   294,046    $   294,499
Due to affiliate .................................              0        140,000
Notes payable ....................................      6,119,125      5,185,902
                                                      -----------    -----------
Total Liabilities ................................      6,413,171      5,620,401
                                                      -----------    -----------
Partners' equity :
  General Partner ................................              0              0
  Limited Partners:
    Class A Limited Partners:
      60,000 units authorized,
       56,674 issued and outstanding .............      9,075,554      9,193,008

    Class B Limited Partners:
      60,000 units authorized,
      29,979 issued and outstanding ..............      4,640,810      4,862,852
                                                      -----------    -----------
Total Partners' equity ...........................     13,716,364     14,055,860
                                                      -----------    -----------
Total Liabilities and Partners'  equity ..........    $20,129,535    $19,676,261
                                                      ===========    ===========

                                   Unaudited
                             See Accompanying Notes

                       SIERRA PACIFIC DEVELOPMENT FUND II
                            (A Limited Partnership)

                            STATEMENTS OF OPERATIONS
             For the Nine Months Ended September 30, 1996 and 1995
           and for the Three Months Ended September 30, 1996 and 1995

                                                                  Nine Months Ended                        Three Months Ended
                                                                     September 30,                            September 30,
                                                            -------------------------------         -------------------------------
                                                                1996               1995                 1996                 1995
                                                            -----------         -----------         -----------         -----------
REVENUES:
  Rental income ....................................        $ 1,326,093         $ 1,303,521         $   456,098         $   374,152
  Interest income ..................................            264,480             260,405              85,010              78,321
                                                            -----------         -----------         -----------         -----------
Total Revenues .....................................          1,590,573           1,563,926             541,108             452,473
                                                            -----------         -----------         -----------         -----------
EXPENSES:
    Operating expenses .............................          1,073,447           1,023,916             360,957             288,500
    Depreciation and amortization ..................            457,824             386,808             158,276             128,301
    Interest .......................................            354,701             346,780             111,673             115,175
                                                            -----------         -----------         -----------         -----------
Total costs and expenses ...........................          1,885,972           1,757,504             630,906             531,976
                                                            -----------         -----------         -----------         -----------

LOSS BEFORE PARTNERSHIP'S SHARE OF
   UNCONSOLIDATED JOINT VENTURE
   INCOME (LOSS) ...................................           (295,399)           (193,578)            (89,798)            (79,503)
                                                            -----------         -----------         -----------         -----------
PARTNERSHIP'S SHARE OF UNCONSOLIDATED
   JOINT VENTURE INCOME (LOSS) .....................            255,903            (176,964)            (39,652)            (78,606)
                                                            -----------         -----------         -----------         -----------
NET LOSS ...........................................        $   (39,496)        $  (370,542)        $  (129,450)        $  (158,109)
                                                            ===========         ===========         ===========         ===========
Net loss per limited partnership unit ..............        $     (0.46)        $     (4.28)        $     (1.49)        $     (1.82)
                                                            ===========         ===========         ===========         ===========

                                   Unaudited
                             See Accompanying Notes

                       SIERRA PACIFIC DEVELOPMENT FUND II
                            (A Limited Partnership)

                    STATEMENTS OF CHANGES IN PARTNERS' EQUITY
      From April 29, 1983 (Inception of Partnership) to December 31, 1995
                and for the Nine Months Ended September 30, 1996

                                                          Limited Partners                                               Total
                                            --------------------------------------------                 General        Partners'
                                               Class A         Class B        Total         Per Unit      Partner        Equity
                                            ------------    ------------    ------------    -------    ------------    ------------
Proceeds from sale of
  partnership units .....................   $ 14,392,000    $  7,579,000    $ 21,971,000    $250.00            --      $ 21,971,000
Underwriting commissions
  and other organization expenses .......     (1,939,045)     (1,021,124)     (2,960,169)    (33.68)           --        (2,960,169)
Repurchase of 1,231 partnership
   units ................................       (177,934)        (66,167)       (244,101)      0.06            --          (244,101)
Cumulative net income
  (to December 31, 1995) ................        374,140         197,315         571,455       6.59    $     46,674         618,129
Cumulative distributions
  from operations
  (to December 31, 1995) ................     (2,747,272)     (1,451,193)     (4,198,465)    (48.25)        (46,674)     (4,245,139)
Cumulative distributions
  from dispositions of assets
  (to December 31, 1995) ................       (708,881)       (374,979)     (1,083,860)    (12.51)              0      (1,083,860)
                                            ------------    ------------    ------------    -------    ------------    ------------
Partners' equity -
  January 1, 1996 .......................      9,193,008       4,862,852      14,055,860     162.21               0      14,055,860
Net income - year to date ...............        (13,664)        (25,832)        (39,496)     (0.46)           --           (39,496)
Distributions from disposition
  of assets .............................       (103,790)       (196,210)       (300,000)     (3.46)           --          (300,000)
                                            ------------    ------------    ------------    -------    ------------    ------------
Partners' equity - September 30, 1996 ...   $  9,075,554    $  4,640,810    $ 13,716,364    $158.29    $          0    $ 13,716,364
                                            ============    ============    ============    =======    ============    ============

                                   Unaudited
                             See Accompanying Notes

                       SIERRA PACIFIC DEVELOPMENT FUND II
                            (A Limited Partnership)

                            STATEMENTS OF CASH FLOWS
             For the Nine Months Ended September 30, 1996 and 1995

                                                               1996           1995
                                                            -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss ................................................   $   (39,496)   $  (370,542)
  Adjustments to reconcile net loss
  to cash provided by (used in) operating activities:
    Depreciation and amortization .......................       457,824        386,808
    Undistributed (income) loss of unconsolidated
      joint venture .....................................      (255,903)       176,964
    Decrease (increase) in rent receivable ..............        21,892        (85,508)
    Decrease (increase) in other receivables ............        25,901       (115,607)
    Increase in other assets ............................      (207,696)      (165,218)
    Decrease in accrued and other liabilities ...........          (453)      (597,315)
                                                            -----------    -----------
    Net cash provided by (used in) operating activities .         2,069       (770,418)
                                                            -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Payments for property acquisition and additions .......      (486,725)       (82,609)
  Capital contributions to unconsolidated joint venture .             0       (685,045)
  Distributions received from unconsolidated
    joint venture .......................................             0        385,967
                                                            -----------    -----------
  Net cash used in investing activities .................      (486,725)      (381,687)
                                                            -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Cash distributions from disposition of assets .........      (300,000)      (100,000)
  Funding of note payable secured by property ...........     2,000,000              0
  Principal payments on notes payable ...................    (1,066,777)       (37,449)
  Payments to affiliate .................................      (327,840)             0
                                                            -----------    -----------
      Net cash provided by (used in) financing activities       305,383       (137,449)
                                                            -----------    -----------
NET DECREASE IN CASH
  AND CASH EQUIVALENTS ..................................      (179,273)    (1,289,554)

CASH AND CASH EQUIVALENTS - Beginning of period .........       202,963      1,541,302
                                                            -----------    -----------
CASH AND CASH EQUIVALENTS - End of period ...............   $    23,690    $   251,748
                                                            ===========    ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION:
  Cash paid during the period for interest ..............   $   355,056    $   318,573
                                                            ===========    ===========

                                   Unaudited
                             See Accompanying Notes

                       SIERRA PACIFIC DEVELOPMENT FUND II
                             (A LIMITED PARTNERSHIP)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
      ---------------------------------------------------------------------

1.      BASIS OF FINANCIAL STATEMENTS

In the opinion of the Partnership's management, these unaudited financial statements reflect all adjustments which are necessary for a fair presentation of its financial position at September 30, 1996 and results of operations and cash flows for the periods presented. All adjustments included in these statements are of a normal and recurring nature. These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Annual Report of the Partnership for the year ended December 31, 1995.

2.      RELATED PARTY TRANSACTIONS

In 1994, all of the common stock of S-P Properties, Inc., the General Partner of the Partnership, was purchased by Finance Factors, Inc. from Carlsberg Management Company ("CMC"). CMC continued to manage the affairs of the Partnership through March 31, 1995.

Included in the financial statements for the nine months ended September 30, 1996 and 1995 are affiliate transactions as follows:

                                                        September 30
                                                  --------------------------
                                                      1996         1995
                                                  ------------- ------------
               Management fees                    $     66,841    $  47,739
               Administrative fees                     144,798      107,679
               Leasing fees                             44,215            0
               Construction fees                        43,257            0

3.           INVESTMENT IN UNCONSOLIDATED JOINT VENTURE

Sierra Mira Mesa Partners ("SMMP") was formed in 1985 between the Partnership and Sierra Pacific Pension Investors '84, an affiliate, to develop and operate the real property known as Sierra Mira Mesa, an office building, located in San Diego, California. At September 30, 1996 the Partnership's interest in SMMP is 51%; the remaining 49% interest is owned by Sierra Pacific Pension Investors '84.

                                    UNAUDITED

                       Sierra Pacific Development Fund II
                         Notes to Financial Statements
                                    Page two

Summarized income statement information for SMMP for the nine months ended September 30, 1996 and 1995 follows:

                                                        September 30
                                                  --------------------------
                                                      1996         1995
                                                  ------------- ------------
       Rental income                                $1,327,910   $1,098,260
       Total revenues                                1,463,279    1,224,497
       Operating expenses                              605,231      482,134
       Share of unconsolidated joint venture
       loss                                            277,055      345,842
       Loss before extraordinary item                 (463,792)    (346,989)
       Extraordinary gain                            1,200,380            0
       Net income (loss)                               501,770     (346,989)

As of September 30, 1996, SMMP holds a 75.06% interest in Sorrento I Partners ("SIP"), a general partnership with Sierra Pacific Development Fund III formed in 1993; a 26.92% interest in Sorrento II Partners ("SIIP"), a general partnership with Sierra Pacific Institutional Properties V formed in 1993; a 18.87% interest in Sierra Creekside Partners ("SCP"), a general partnership with Sierra Pacific Development Fund formed in 1994; and a 37.74% interest in Sierra Vista Partners ("SVP"), a general partnership with Sierra Pacific Development Fund III formed in 1994.

Summarized income statement information for these Partnerships for the nine months ended September 30, 1996 and 1995 follows:

                                           SIP                     SIIP
                                 -----------------------  ----------------------
                                       September 30            September 30
                                 -----------------------  ----------------------
                                     1996        1995        1996        1995
                                 -----------  ----------  ----------- ----------

 Rental income                   $  118,181   $       0   $  748,770  $ 671,973
 Total revenues                     118,268           0      748,770    672,139
 Operating expenses                 127,141     142,877      275,159    294,754
 Loss before extraordinary item    (246,823)   (476,635)    (148,853)  (220,936)
 Extraordinary gain               1,200,380           0            0          0
 Net income (loss)                  953,557    (476,635)    (148,853)  (220,936)

                                    UNAUDITED

Sierra Pacific Development Fund II
Notes to Financial Statements
Page three

                                           SCP                    SVP
                                  ---------------------  -----------------------
                                       September 30           September 30
                                  ---------------------  -----------------------
                                     1996       1995        1996        1995
                                  ---------- ----------  ---------- ------------
Rental income                     $ 547,972  $ 419,964   $ 523,377  $   474,346
Total revenues                      555,744    420,211     523,377      474,346
Operating expenses                  376,892    404,365     388,328      415,595
Loss before extraordinary item     (291,816)  (306,561)   (481,951)    (532,529)
Extraordinary gain                        0          0           0            0
Net income (loss)                  (291,816)  (306,561)   (481,951)    (532,529)

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

(a)     Exhibits

        The following Exhibits are filed herewith pursuant to Rule 601 of Regulation S-K.

  Exhibit
  Number        Description of Exhibit
------------    ----------------------------------
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


                                SIERRA PACIFIC DEVELOPMENT FUND II
                                a Limited Partnership
                                S-P PROPERTIES, INC.
                                General Partner

Date:  NOVEMBER 11, 1996        /S/ THOMAS N. THURBER
                                Thomas N. Thurber
                                President and Director


Date:  NOVEMBER 11, 1996        /S/ MICHELE E. JOHNSON
                                Michele E. Johnson
                                Chief Accounting Officer