Form 10-K
period 1996-12-31
SIERRA PACIFIC DEVELOPMENT FUND II
filed 1997-04-14
CIK 719606

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    Form 10-K
              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1996     Commission file number : 0-12036

                       SIERRA PACIFIC DEVELOPMENT FUND II
                       (A CALIFORNIA LIMITED PARTNERSHIP)
                       ----------------------------------
           State of California                       95-3856271
---------------------------------------   --------------------------------------
     (State or other jurisdiction of     (I.R.S. Employer Identification Number)
     incorporation or organization)

       5850 San Felipe, Suite 500
             Houston, Texas                             77057
---------------------------------------   --------------------------------------
(Address of principal executive offices)             (Zip Code)

Registrant's telephone number,
including area code:                               (713) 706-6271
                                          --------------------------------------
                           5850 San Felipe, Suite 120
                              Houston, Texas 77057
           -----------------------------------------------------------
          (Former name or former address, if changed since last report)

          Securities registered pursuant to Section 12 (b) of the Act:

TITLE OF EACH CLASS                    NAME OF EACH EXCHANGE ON WHICH REGISTERED
-------------------                    -----------------------------------------
       None                                                None

          Securities registered pursuant to Section 12 (g) of the Act:

                        120,000 LIMITED PARTNERSHIP UNITS
                        ---------------------------------
                                 Title of class

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No__.

                       DOCUMENTS INCORPORATED BY REFERENCE

              Annual Report to Limited Partners for the Year Ended
                      December 31, 1996 is incorporated by
                         reference into Parts II and III

                                     PART I

ITEM 1.      BUSINESS

(a.) GENERAL DEVELOPMENT OF BUSINESS. Sierra Pacific Development Fund II (the "Partnership") is a California limited partnership that was formed in April 1983 for the purpose of acquiring, developing, and operating commercial and industrial real estate.

The Partnership's activities during the preceding five years have involved the ownership and operation of four real estate projects in Texas:

                                                                        RENTABLE
                                                                        SQUARE
    PROJECT NAME, LOCATION               TYPE OF REAL ESTATE            FOOTAGE
    ----------------------               -------------------            -------
Sierra Technology Center, Austin (A)     Industrial/office              108,205
Sierra Westlakes, San Antonio            Industrial/office               95,370
Sierra Southwest Pointe, Houston         Industrial/warehouse           100,258
5850 San Felipe, Houston  (B)            Office                          99,610
(A)  SOLD DECEMBER 1994.
(B)  ACQUIRED DECEMBER 1994 AS PARTIAL COMPENSATION FOR THE SALE OF
     SIERRA TECHNOLOGY CENTER.

In December 1994, the Partnership sold Sierra Technology Center for $6,000,000. The sale proceeds were received in cash, a note receivable from the buyer, and equity in the 5850 San Felipe property. A gain of $539,835 was recorded in 1994 with an additional gain of $736,271 deferred to subsequent years when the note receivable is collected.

The Partnership holds a 51% interest in Sierra Mira Mesa Partners ("SMMP"), a California Limited Partnership with Sierra Pacific Pension Investors '84 formed in 1985. SMMP was initially created to develop and operate the office building known as Sierra Mira Mesa in San Diego, California. SMMP also holds a 75.06% interest in Sorrento I Partners (a California Limited Partnership with Sierra Pacific Development Fund III formed in 1993), a 26.92% interest in Sorrento II Partners (a California Limited Partnership with Sierra Pacific Institutional Properties V formed in 1993), an 18.87% interest in Sierra Creekside Partners (a California Limited Partnership with Sierra Pacific Development Fund formed in
1994), and a 37.74% interest in Sierra Vista Partners (a California Limited Partnership with Sierra Pacific Development Fund III formed in 1994).

Audited financial statements of Sierra Mira Mesa Partners, Sierra Vista Partners and Sorrento I Partners are included in the Annual Report to the Limited Partners attached as an Exhibit.

(b.) NARRATIVE DESCRIPTION OF BUSINESS. The Partnership owns and operates three projects in Texas as described above. Each of the projects is occupied by more than one tenant, the most significant of which is Sears at Sierra Westlakes. Rental income from Sears totaled $431,000, or 24%, of total 1996 rental income. This lease expires in December 1997.

There is significant competition in the office and industrial building rental market in the Partnership's trade area. Appraisals performed at the end of 1994 identified numerous projects near the Partnership's properties that offered similar amenities at comparable rental rates.

Compliance with the provision of the Americans with Disabilities Act and changes in local building codes could require substantial capital expenditures at one or more of the Partnership's buildings. However, such expenditures through 1996 have been minimal and there are no identified deficiencies that will require significant capital expenditures in the future.

(c.) COMPARISON OF CURRENT ACTIVITIES TO THOSE PROPOSED AT THE INITIATION OF THE PARTNERSHIP. In the Partnership's prospectus dated August 5, 1983, the investment objectives were described as follows:

"The Partnership has been formed to acquire and operate commercial and industrial real properties, including both properties which are to be developed by the Partnership or are under development or construction and properties which are newly-constructed or have operating histories. The principal investment objectives of the Partnership are: (i) to preserve, protect, and return the Partnership's invested capital; (ii) to attempt to maximize capital gains through long-term appreciation in the value of the Partnership's real estate investments, which, if substantial, may disproportionately benefit holders of Class A Units; (iii) to provide the Limited Partners with cash distributions from operations; (iv) to provide federal income tax deductions so that all or a portion of any cash from operations distributable to the holders of Class B Units may be treated as a return of capital for tax purposes and, therefore, may not represent taxable income; and (v) to attempt to sell the Partnership's real estate investments for cash after an approximate three to five year holding period. There is no assurance that such objectives will be attained."

Operations of the Partnership through 1996 have been consistent with the intent of the original prospectus in that the Partnership has invested in real estate projects that had the potential for capital gains, preservation of capital, and providing distributable cash flow partially sheltered from Federal income tax. However, the Partnership and its real estate have been adversely affected by the Tax Reform Act of 1986, aggressive lending by banks that resulted in commercial real estate overbuilding, and subsequent severe recessions. The original intention to sell its real estate investments after a three to five year holding period has been delayed indefinitely. As of December 31, 1996, the Partnership had paid cash distributions of $64.22 for each $250 unit investment and remaining partners' equity was computed at $156.45 per unit. Thus, if the Partnership were to be liquidated at the end of 1996 at book value, each $250 investment would have returned a total of $220.67.

The General Partner's goal is to continue operating the properties until such time as rental rates return to the level necessary to support new commercial and industrial building development. At that time, the properties may be sold at prices substantially greater than current book values.

ITEM 2.      PROPERTIES

The Partnership owns three properties in Texas including one office building and two industrial buildings. The three buildings represent 295,238 square feet of rentable space. Details of the individual properties and the respective tenants/leases follow. The Partnership also owns a 51% interest in a fourth property - Sierra Mira Mesa, an office building in San Diego, California. The Partnership also had during 1996 an indirect 38.3% interest in an industrial property known as Sorrento I in San Diego, California and an indirect 19.3% interest in an industrial property known as Sierra Vista in Anaheim, California through its 51% ownership in SMMP. These indirect ownership interests are subject to adjustment yearly based upon the relative contributions of the partners.

5850 SAN FELIPE - HOUSTON, TEXAS

This property includes one office building comprising 99,610 rentable square feet and is 72% occupied at December 31, 1996. The average effective annual rent per square foot at December 31, 1996 is $10.33. The principal businesses carried on from the building are of the service sector - executive suites, property management, health care and governmental services.

The property is encumbered by a mortgage lien in favor of Mutual Life Insurance Company of New York with a principal balance of $3,000,000 at December 31, 1996. In March 1996, the loan was modified to reduce the interest rate on this debt to 5% from the previous 8.5% in exchange for a principal paydown of $1,002,000. The loan requires monthly, interest-only payments through April 2004, the loan maturity date. Assuming no prepayment of principal, the principal balance due at maturity will be $3,000,000. No prepayment penalty is associated with this mortgage loan.

                         SUMMARY OF SIGNIFICANT TENANTS

As of December 31, 1996, twenty-four tenants occupy the office building. Only one tenant, an executive suite services company, occupies more than ten percent of the rentable square footage of the building. The executive suite tenants include sales, property management, legal, and engineering services. Details of the significant lease are as follows:

                           Square    Percent of        Effective         Effective        Percent of        Expiration of Lease
Tenants of 5850 San         Feet      Rentable         Rent Per          Rent Per        Gross Annual
      Felipe              Occupied     Square         Square Foot          Annum             Rent
-------------------------------------------------------------------------------------------------------------------------------
Third Coast Business
Centers                    17,502        18%           $   9.26         $162,099               22%             December 2004

Tenants Occupying
less than 10% sq ft        53,799        54%              10.68          574,314               78%             Various
                        -------------------------------------------------------------------------------
                                                       $  10.33         $736,413              100%
Total Rented Space         71,301        72%

Vacancies                  28,309        28%
                        ----------------------
Total Rentable Space       99,610       100%
                        ======================

Reference is made to Item 13 of Form 10-K for a further discussion of this significant tenant.

                         SUMMARY OF LEASES BY EXPIRATION

Three tenants in 5850 San Felipe are on month to month leases, the other twenty-one tenants are on leases scheduled to expire over the next eight years as indicated in the table below.

Year of expiration           1997        1998        1999         2000       2001     2002     2003          2004         Total
Number of tenants               5           1           7            2          5        0        0             1            21
Percent of total tenants       21%          4%         29%           8%        21%       0%       0%            4%           87%
Total area (square feet)    4,464       1,165       9,293        6,060     19,469        0        0        17,502        57,953
Annual rent                $50,867   $ 11,067    $ 90,767     $ 65,858   $202,466      $ 0      $ 0     $ 162,099     $ 583,124
Percent gross annual rent        7%        2%         12%           9%        27%       0%       0%           22%           79%

SIERRA SOUTHWEST POINTE - HOUSTON, TEXAS

This property includes one industrial building comprising 100,258 rentable square feet and is 91% occupied at December 31, 1996. The average effective annual rent per square foot at December 31, 1996 is $4.21. The principal businesses carried on from the building are healthcare, manufacturing, retail and church services.

The property is encumbered by a mortgage lien in favor of American General Mortgage Company with a principal balance of $1,115,540 at December 31, 1996. The mortgage bears interest at 10% and is payable in monthly installments of $14,207 through September 1997, the loan maturity date. Payments are amortized over a 190 month period with a principal balance of $1,075,085 due at maturity assuming no payment has been made on principal in advance of its due date.

                         SUMMARY OF SIGNIFICANT TENANTS

Seventeen tenants occupy the building at December 31, 1996. No tenant occupies ten percent or more of the rentable square footage of the building as of December 31, 1996.

                         SUMMARY OF LEASES BY EXPIRATION

There are two month to month leases and sixteen term leases that are scheduled to expire over the next five years as indicated in the table below. One tenant occupies two units with separate lease terms.

Year of expiration              1997             1998            1999        2000          2001          Totals
Number of tenants                  3                6               6           0             1              16
Percent of total tenants         17%              33%             33%          0%            6%             89%
Total area (square feet)      22,408           26,720          28,875           0         2,000          80,003
Annual rent                 $ 90,475        $ 112,297       $ 133,582        $  0       $11,904       $ 348,258
Percent gross annual rent        24%              29%             35%          0%            3%             91%

SIERRA WESTLAKES DEVELOPMENT - SAN ANTONIO, TEXAS

This property includes one industrial building comprising 95,370 rentable square feet and is 75% occupied at December 31, 1996. The average effective annual rent per square foot at December 31, 1996 is $8.66. The property has only two tenants whose principal businesses are distribution and manufacturing. Details of their leases follow.

The property is encumbered by a mortgage lien in favor of Westmark Commercial Mortgage Fund II with a principal balance of $1,983,454 at December 31, 1996. The mortgage bears interest at 9% and is payable in monthly installments of $16,783.93 through March 2006, the loan maturity date. Payments are amortized over a 300 month period with a principal balance of $1,654,784 due at maturity assuming no payment has been made on principal in advance of its due date.

                         SUMMARY OF SIGNIFICANT TENANTS

        Tenants of        Square     Percent of        Effective         Effective        Percent of        Expiration of Lease
      Sierra Westlakes     Feet       Rentable         Rent Per          Rent Per        Gross Annual
        Development      Occupied      Square         Square Foot          Annum             Rent
----------------------  ----------- -------------  ----------------  ----------------  ----------------  ------------------------
Sears                      45,935      48%              $9.38             $431,079            70%              December 1997
Felco Office Systems       25,357      27%               7.35              186,323            30%              February 2001
                        --------------------------------------------------------------------------------
Total Rented Space         71,292      75%              $8.66             $617,402           100%

Vacancies                  24,078      25%
                        -------------------------
Total Rentable Space       95,370     100%
                        =========================

DEPRECIABLE PROPERTY   Reference is made to Schedule III of Form 10-K.

REAL ESTATE TAXES

                                  Real Estate
       Property                    Tax as % of       1996 Real Estate Tax
                                 Assessed Value          Obligation
---------------------------- -------------------- -------------------------
o  5850 San Felipe
         Houston, Texas                2.76%                $77,267

o  Sierra Southwest Pointe
        Houston, Texas                 3.01%                $48,732

o  Sierra Westlake Development
        San Antonio, Texas             2.72%                $85,109

INSURANCE    In the opinion of management, the properties are adequately covered by insurance.

SIERRA MIRA MESA - SAN DIEGO, CALIFORNIA

Sierra Mira Mesa office building consists of 89,560 rentable square feet and is 98% occupied at December 31, 1996. The principal business carried on from the building is insurance. The average effective annual rent per square foot at December 31, 1996 is $18.58.

                         SUMMARY OF SIGNIFICANT TENANTS

Only one of the five tenants occupies ten percent or more of the rentable square footage of the building. The principal business of this significant tenant is insurance. Details of this significant tenant and its leases follow:

Tenants                    Square     Percent of     Effective     Effective      Percent of   Expiration of Lease
                            Feet       Rentable      Rent Per      Rent Per      Gross Annual
                          Occupied      Square      Square Foot      Annum           Rent
-----------------------------------------------------------------------------------------------------------------
State Comp.
Insurance Fund             73,912        83%         $  19.77      $1,461,132         90%         February 2003

State Comp.
Insurance Fund            1,489         2%             4.03           6,000          0%            Month to Month

Tenants Occupying
less than 10% sq ft        11,925        13%            13.02         155,306         10%            Various
                        ---------------------------------------------------------------------
Total Rented Space         87,326        98%         $  18.58      $1,622,438        100%

Vacancies                   2,234         2%
                        --------------------------
Total Rentable Space       89,560       100%
                        ==========================

                         SUMMARY OF LEASES BY EXPIRATION

One of the five tenants is on a month to month lease; the other four are scheduled to expire over the next seven years as scheduled below.

Year of expiration           1997        1998          1999         2000       2001     2002           2003          Total
Number of tenants               1            1             1           0          0        0              1              4
Percent of total tenants      20%          20%           20%           0%         0%       0%            20%            80%
Total area (square feet)    1,817        4,035         4,762           0          0        0         73,912         84,526
Annual rent               $26,165     $ 55,396      $ 61,745         $ 0        $ 0      $ 0     $1,461,132     $1,604,438
Percent gross
  annual rent                  2%           3%            4%           0%         0%       0%            90%            99%

                              DEPRECIABLE PROPERTY

                     Sierra Mira Mesa, San Diego, California
                   Office Building - Income Producing-Property

                                                                  Tenant
                                 Land           Buildings       Improvements      Total
                                 ----           ---------       ------------      -----
Historical Cost & Tax Basis  $  2,480,940    $   6,068,190     $  2,007,750    $ 10,556,880

Accumulated Depreciation                        (2,009,589)      (1,639,873)     (3,649,462)
                             --------------------------------------------------------------
Net Carrying Value           $  2,480,940    $   4,058,601     $    367,877    $  6,907,418
                             ==============================================================
Depreciation Method          Not Applicable      Straight-line   Straight-line
Depreciable Life             Not Applicable         5-30 Years      1-10 years

REAL ESTATE TAXES   The real estate tax obligation for 1996 is approximately
                    1.12% of the assessed value or $68,529.

INSURANCE           In the opinion of management, the property is adequately
                    covered by insurance.

ENCUMBRANCES        The property is encumbered by a mortgage lien in favor of
                    Lincoln National Life Insurance Company with a principal balance of $5,262,512 at December 31, 1996. The mortgage bears interest at 7.74%. Monthly principal and interest payments of $51,738.57 are due through maturity at October
                    2010. The note is subject to prepayment penalties of approximately 1% of the outstanding principal balance between months 25 and 177 of the loan term. No prepayment is allowed during the first two years of the loan and no prepayment penalty will be imposed if prepayment occurs in the final three months of the loan term.

SIERRA VISTA - ANAHEIM, CALIFORNIA

The property includes four buildings comprising 102,855 rentable square feet and is 91% occupied at December 31, 1996. The average effective annual rent per square foot at December 31, 1996 is $8.40. The property is primarily industrial space. The principal businesses of the tenants are sales, marketing, and financial services.

                         SUMMARY OF SIGNIFICANT TENANTS

None of the forty-four tenants at December 31, 1996 occupy more than ten percent of the rentable square footage of the building. Five tenants are on month to month leases and thirty-nine have leases that are scheduled to expire during the next seven years as illustrated below.

                         SUMMARY OF LEASES BY EXPIRATION

Year of expiration                1997          1998          1999        2000           2001       2002         2003         Total
Number of tenants                    9            11            11           3              4          0            1            39
Percent of total tenants           21%           25%           25%          7%             9%         0%           2%           89%
Total area (square feet)        16,504        27,656        24,296       4,860          9,790          0        1,753        84,859
Annual rent                   $155,651    $  203,053    $  194,771   $  47,619     $  108,254       $  0    $  14,791      $724,139
Percent gross annual rent          20%           26%           25%          6%            14%         0%           2%           93%

                              DEPRECIABLE PROPERTY

                        Sierra Vista, Anaheim, California
                 Industrial Building - Income-Producing Property

                                                                                     Tenant
                                  Land                       Buildings            Improvements             Total
                                  ----                       ---------            ------------             -----
Historical Costs & Tax         $   2,878,269               $   4,170,337         $   3,180,610        $   10,229,216
Basis

Accumulated Depreciation                                      (1,096,735)           (1,704,599)           (2,801,334)
                              --------------------------------------------------------------------------------------
Net Carrying Value             $   2,878,269               $   3,073,602         $   1,476,011         $   7,427,882
                              ======================================================================================
Depreciation Method            Not Applicable              Straight-line         Straight-line
Depreciable Life               Not Applicable                3-30 Years            1-10 Years

REAL ESTATE TAXES   The property's real estate tax obligation during 1996 was
                    approximately 1.1% of assessed value or $58,519.

INSURANCE           In the opinion of the Partnership's management, the
                    Property is adequately covered by insurance.

ENCUMBRANCES:       The property is encumbered by a mortgage lien in favor of
                    Olen Commercial Realty with a principal balance of $3,410,795 at December 31, 1996. The original note was dated
                    August 29, 1989 with a face amount of $3,500,000 and a maturity date of December 31, 1990. This note has been modified and extended numerous times. It was last restructured on August 1, 1995. This agreement extended the maturity date from May 1996 to February 1997 and increased the collateral of real and personal property to include a certificate of deposit in the original amount of approximately $92,000. The assignment of the certificate of deposit provides for the release of this collateral when the property achieves a 90% occupancy rate. The property is 91% occupied at December 31, 1996. The annual interest rate was reduced from 3% above Bank of America's prime rate to a fixed rate of 8% retroactive to June 1995. The required monthly payments were reduced from $31,700 to $20,000 effective August 1995 with the last payment estimated at $3,443,000. There are no prepayment penalties associated with this note.

                    On April 10, 1997, the Olen note was paid off. On the same date, the Partership entered into a loan agreement with First Union National Bank in the amount of $3,050,000. This loan, which is secured by the Sierra Vista property, bears interest at 9.375% and calls for monthly principal and interest payments of $25,807.02 on the first day of each month. Such payments shall continue until May 2007, when the indebtedness is due in full. There is a 1% premium for prepayment of this note.

SORRENTO I - SAN DIEGO, CALIFORNIA

Sorrento I is an industrial building with 43,100 square feet of rentable space. One tenant leased the entire 43,100 rentable square feet of Sorrento I in 1996. Rental income of $23,636 per month is recognized under this lease, which expires in April 2003. The effective annual rent per square foot at December 31, 1996 is $6.58. The principal business of the new tenant is research and development in the communications sector.

                              DEPRECIABLE PROPERTY

                        Sorrento I, San Diego, California
                   Office Building - Income-Producing Property

                                     Tenant
                                      Land            Buildings     Improvements        Total
                                      ----            ---------     ------------        -----
Historical Cost & Tax Basis      $   1,305,518       $1,342,683      $1,063,783      $ 3,711,984

Accumulated Depreciation                               (421,749)       (748,621)      (1,170,370)
                                 -------------       -----------     -----------     -----------
Net Carrying Value               $   1,305,518       $  920,934      $  315,162      $ 2,541,614
                                 =============       ===========     ===========     ===========
Depreciation Method             Not Applicable      Straight-line    Straight-line
Depreciable Life                Not Applicable       10-30 Years     7-10 years

REAL ESTATE TAXES   The real estate tax obligation for 1996 is approximately
                    1.13% of the assessed value or $28,324.

INSURANCE           In the opinion of management, the property is adequately
                    covered by insurance.

ENCUMBRANCES        Sorrento I Partners ("SIP") had a non-recourse bank note
                    payable with an original principal balance of $3,000,000 collateralized by the Sorrento I property. The annual interest rate of the note was variable at bank prime plus
                    2-1/2% with a minimum rate of 9% and maximum rate of 15-1/2%. The original maturity of the note was July 1998 and the note included a discounted payoff option of $1,500,000.

                    CGS Real Estate Company, Inc. ("CGS"), an affiliate of the General Partner, acquired the note and security documents from the bank in May 1996. In connection with the purchase of the bank note and security documents by CGS, SIP made a principal payment to the bank of $750,000 and entered into a $750,000 note agreement with CGS (the "CGS Agreement"). The CGS Agreement, collaterized by real and personal property, calls for monthly interest payments through December 1996 and monthly principal and interest payments thereafter until maturity on May 31, 2016. The interest rate is fixed at 9.34% per annum for the first year of the note and will thereafter be the one year Treasury rate plus 375 basis points.

                    At any time upon 120 days written notice to CGS, SIP may fully discharge the note by the payment of an amount equal to $750,000 less the aggregate amount of principal paid under the note between the date of the CGS Agreement and the date of payment plus any interest due.

ITEM 3.      LEGAL PROCEEDINGS

In November 1995, a limited partner of the Partnership, on their own behalf and on behalf of all others similarly situated, filed a lawsuit against S-P Properties, Inc., the General Partner of the Partnership, among others, in the Superior Court of the State of California, County of Los Angeles. This suit alleges breach of fiduciary duty and breach of contract.

The Plaintiffs' claims relate to various loans made by the Partnership and by Sierra Mira Mesa Partners to a former affiliate of the General Partner which were allegedly improper or made below market rates.

The Plaintiffs seek unspecified compensatory and punitive damages and removal of the General Partner.

The case is presently in discovery. The Partnership and the General Partner deny any wrongdoing and intend to vigorously defend against the Plaintiffs' claims.

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

                                     PART II

ITEM 5.      MARKET FOR THE REGISTRANT'S PARTNERS' EQUITY AND RELATED MATTERS

As of December 31, 1996, the number of security holders is as follows:

                                       Number of
                        Number          Record
                       of Units         Holders
                       --------         -------
 Limited Partners:
   Class A Units        56,674           3,507

   Class B Units        29,979             848

These securities are all of the same class, namely, limited partnership interests (units) and were sold pursuant to a registration statement filed under the Securities Act of 1933, as amended. The total offering was 60,000 Class A units at $250.00 per unit and 60,000 Class B units at $250.00 per unit.

No broker or dealer currently makes a market in the units of the Partnership. Accordingly, there are no published price or trading volume figures available for the units. The units have been transferred on an extremely limited extent from time-to-time since the inception of the Partnership; however, the market for the units is highly restricted and sporadic, especially in view of the investor suitability requirements imposed on new purchasers by the various state blue sky laws and the restrictions on transfer contained in the Partnership Agreement.

The Partnership paid cash distributions of $3.46 and $2.31 per limited partnership unit during each of the two years ended December 31, 1996 and 1995, respectively. There are no contractual or other restrictions on the Partnership's ability to make such distributions.

ITEM 6.      SELECTED FINANCIAL DATA

The Selected Financial Data for the Partnership is filed by reference to the Annual Report to the Limited Partners attached as an Exhibit.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's Discussion and Analysis of Finanacial Condition and Results of Operations includes certain forward looking statements reflecting the Partnership's expectations in the near future; however, many factors which may affect the actual results, especially changing regulations, are difficult to predict. Accordingly, there is no assurance that the Partnership's expectations will be realized.

Overview:

The following discussion should be read in conjunction with the Selected Financial Data and the Partnership's Financial Statements and Notes thereto incorporated by reference to the Annual Report to the Limited Partners attached as an Exhibit. As of December 31, 1996, the Partnership owns three properties, Sierra Westlakes, Sierra Southwest Pointe and 5850 San Felipe. The Partnership sold its interest in the Sierra Technology property on December 31, 1994. In addition, the Partnership holds a 51% interest in Sierra Mira Mesa Partners ("SMMP"). Through its interest in SMMP, the Partnership also has a 38.3% interest in a property known as Sorrento I in San Diego, California and a 19.3% interest in an industrial property known as Sierra Vista in Anaheim, California.

Results of Operations:

COMPARISON OF YEAR ENDED DECEMBER 31, 1996 TO YEAR ENDED DECEMBER 31, 1995.

Revenues were virtually unchanged in 1996, having increased by $47,000, or 2%, primarily as a result of increased occupancy at Sierra Westlakes and 5850 San Felipe. The occupancy rate increased from 66% to 75% at Sierra Westlakes and from 59% to 72% at 5850 San Felipe during 1996. This increase in occupancy was offset by a decrease in the weighted-average rent per square foot, on an accrual basis, from $9.79 to $8.66 at Sierra Westlakes and from $11.50 to $10.33 at 5850 San Felipe. The rate decrease at Sierra Westlakes is due to a favorable lease term given to a major tenant as an incentive to renew their lease and to expand by 8,000 square feet. The expiration of long-term government leases at 5850 San Felipe with rental rates higher than current market rates is the primary reason for the building's weighted-average rate decrease. Occupancy and rental rates at Sierra Southwest Pointe remained comparable between the two years.

Operating expenses increased by $189,000, or 10%, principally as a result of increased depreciation and amortization expenses and higher maintenance and repairs due to additional tenant improvements and costs associated with the increased occupancy of the properties. Renovations to the lobby at 5850 San Felipe also attributed to the increase in depreciation and amortization expenses. Legal and accounting expenses increased $93,000, primarily as a result of legal fees incurred defending against litigation pending against the Partnership. The increase in operating expenses was partially offset by a $58,000 decrease in administrative fees due to expense cutting measures implemented by management.

The Partnership's share of income (loss) from investment in SMMP was $162,000 for the year ended December 31, 1996 compared to ($308,000) for the year ended December 31, 1995. The increase in income generated by SMMP was principally due to its share of income from Sorrento I Partners ("SIP"), which owns the Sorrento I property. SIP, which is included in the consolidated financial statements of SMMP, exercised a discounted payoff option in 1996 which resulted in an extraordinary gain of $1,200,000. Furthermore, Sorrento I Partners entered into a lease with a tenant for all of the square footage of the Sorrento I property in 1996. The property, which was vacant throughout 1995, recorded rental income of $189,000 in 1996 as a result of this new tenant.

COMPARISON OF YEAR ENDED DECEMBER 31, 1995 TO YEAR ENDED DECEMBER 31, 1994.

Revenues increased by $239,000, or 13%, principally as a result of an increase in interest income resulting from the note receivable related to the sale of Sierra Technology in December 1994. This note, in the amount of $2,900,000, bears interest at a rate of 10% per annum and matures in December 1997. Occupancy rates did not vary by more than 3% from the prior year on any of the three properties. Rental rates per square foot, on an accrual basis, of Sierra Westlakes increased from $8.45 at December 31, 1994 to $9.79 at December 31, 1995 due to the renewal of a major tenant's lease that had expired in March 1995.

Operating expenses decreased by $140,000, or 7%, due primarily to decreased depreciation and amortization expense due to the sale of the Sierra Technology building in 1994. This building had significant depreciable tenant improvements that were being depreciated over the related lease lives. The Partnership did not incur comparable costs at 5850 San Felipe until December 1995. The decrease in depreciation expense of $337,000 was partially offset by increased utility and maintenance charges. The Sierra Technology property is a triple net property where the tenant pays for utilities and maintenance, while 5850 San Felipe is "full service gross", so the landlord pays these costs.

In 1994, the Partnership recorded a gain of $539,835 from the disposition of the Sierra Technology property. An additional amount of $736,271 was recorded as a deferred gain to be recognized as principal payments are received on the note receivable from the buyer. No related gains were recorded in 1995 as no principal payments on the note were received during the year.

The Partnership's share of loss from investment in SMMP increased by $185,000. The increase in losses generated by SMMP was principally due to its share of losses from the Sorrento I Partners joint venture, which owns the Sorrento I property. This property was unoccupied during all of 1995 and generated a net loss of $640,000. SMMP's share of that loss was $375,000.

Liquidity and Capital Resources:

The Partnership generated cash flows from operations of $401,000 during 1996. During 1996, the Partnership paid $849,000 for property additions, $98,000 for leasing commissions and $300,000 in distributions to the limited partners. The capital required to fund these expenditures was generated in part from a $2,000,000 loan funded on Sierra Westlakes in February 1996.

The Partnership is in an illiquid position at December 31, 1996 with cash and cash equivalents of $23,000 and current liabilities of $575,000.

The Partnership's primary capital requirements will be for the construction of new tenant space and compliance with the Americans with Disabilities Act or other yet unknown changes in building codes. It is anticipated that these requirements will be funded from the operation of the properties. Additionally, the Partnership holds a $2,900,000 note receivable related to the sale of Sierra Technology that matures in December 1997. Management expects repayment of this note at maturity.

Inflation:

The Partnership's long-term leases contain provisions designed to mitigate the adverse impact of inflation on its results from operations. Such provisions may include escalation clauses related to Consumer Price Index increases.

ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following financial statements and independent auditors' report are incorporated by reference to the Annual Report to the Limited Partners attached as an Exhibit.

     1.   Independent Auditors' Report

     2.   Balance Sheets - December 31, 1996 and 1995

     3. Statements of Operations - for the years ended December 31, 1996, 1995 and 1994

     4. Statements of Changes in Partners' Equity - from April 29, 1983 (Inception of Partnership) to December 31, 1993 and for the years ended December 31, 1996, 1995 and 1994

     5. Statements of Cash Flows - for the years ended December 31, 1996, 1995 and 1994

     6.   Notes to Financial Statements

     7. Audited Consolidated Financial Statements and related footnotes of Sierra Mira Mesa Partners

     8. Audited Financial Statements and related footnotes of Sierra Vista Partners

     9.   Audited Financial Statements and related footnotes of Sorrento I
          Partners


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None

                                    PART III

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

The Registrant is a California Limited Partnership and has no officers or directors.

S-P Properties, Inc., a California corporation, is the General Partner of the Registrant. In December 1994, Finance Factors, Inc., a subsidiary of CGS Real Estate Company, Inc., purchased the common stock of TCP, Inc. TCP, Inc. owns all of the common stock of S-P Properties, Inc. In July 1995, Finance Factors, Inc. merged with Bancor Real Estate Company, Inc., another subsidiary of CGS Real Estate Company, Inc. CGS Real Estate Company, Inc. and its affiliates are engaged in real estate management, leasing, ownership, and sales. The companies own or manage more than ten million square feet of commercial real estate in Texas, Arizona, Colorado, California and the Carolinas.

The executive officers and directors of S-P Properties, Inc. are:

                                                                   APPROXIMATE
NAME                        POSITION                      AGE     TIME IN OFFICE
----                        --------                      ---     --------------
Thomas N. Thurber          President and Director          46        2 years

Dawson L.  Davenport       Vice President                  41        2 years

Steven M. Speier           Secretary/Treasurer
                             and Director                  46        2 years

William J. Carden          Assistant Secretary/Treasurer
                             and Director                  52        2 years

Thomas N. Thurber - President and Director, S-P Properties, Inc. Mr. Thurber is a Certified Public Accountant who began his career with Arthur Andersen & Co. in 1972. In 1979, he joined a major publicly traded real estate development firm
(Daon) where he became Controller for U.S. Operations. Subsequently, Mr. Thurber served as Director of Real Estate for a developer of retail properties, and Chief Financial Officer of a trust with significant investments in commercial real estate. Mr. Thurber also serves as a director of Property Secured Investments, Inc. Mr. Thurber holds a bachelors degree in accounting from Florida State University.

Dawson L. Davenport - Vice President, S-P Properties, Inc. Mr. Davenport is the founder of WD Real Estate Services, a full service property management firm that became part of the Banc Commercial family of companies in 1992. Mr. Davenport has been responsible for the management, development and rehabilitation of substantial commercial, industrial, retail, and residential projects during the past seventeen years. Mr. Davenport specializes in leasing and turning around distressed properties.

Steven M. Speier - Secretary/Treasurer and Director, S-P Properties, Inc. Mr. Speier is a Certified Public Accountant who, after spending two years in public accounting, went into the banking industry in 1975. During his sixteen year banking career, Mr. Speier managed a real estate loan portfolio of approximately $1.5 billion secured by properties throughout the United States. Mr. Speier brings to S-P Properties, Inc. a broad real estate background that includes management, leasing, and disposition of all categories of commercial real estate. Mr. Speier also serves as a director of IDM Corporation. Mr. Speier is a licensed real estate broker and has a masters degree in business administration from Grand Valley State University in Michigan.

William J. Carden - Assistant Secretary/Treasurer and Director, S-P Properties, Inc. Mr. Carden is the founder and President of CGS Real Estate Company, Inc., which owns over one million square feet of commercial real estate. Mr. Carden founded DVM Properties, Inc. in 1974 which concentrated on rehabilitation of retail, office, industrial, and commercial real estate. Mr. Carden is a former Director of Bay Financial, a New York Stock Exchange company and currently serves as a director of Property Secured Investments, Inc. and IDM Corporation.

There have been no events under any bankruptcy act, no criminal proceedings, and no judgments or injunctions material to the evaluation of the ability and integrity of any director or officer during the past five years.

ITEM 11.     MANAGEMENT REMUNERATION

The Registrant is a California Limited Partnership and has no officers or directors. No options to purchase securities of the Registrant have been granted to any person.

In accordance with the terms of the Partnership Agreement, certain affiliates of the General Partner receive real estate brokerage commissions in connection with the leasing of properties by the Partnership and receive from the Partnership certain management and administrative services fees. These amounts are set forth in the Annual Report to the Limited Partners attached as an Exhibit.

ITEM  12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

None

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Partnership pays a management fee of 5% of the gross rental income collected from the properties to Banc Commercial Texas (BCTX). These fees for the year ended December 31, 1996 were $90,250. Bancor Real Estate Company, Inc. (Bancor) provides services to the Partnership such as accounting, legal, data processing and similar services and is entitled to reimbursement for expenses incurred to provide such services. Amounts so reimbursed totaled $224,760 during the year ended December 31, 1996. Additionally, the Partnership reimbursed Bancor for construction supervision costs in the amount of $43,257 during the year ended December 31, 1996. In consideration for services rendered with respect to initial leasing of Partnership properties, BCTX is paid initial leasing costs. For the year ended December 31, 1996, a total of $59,021 was paid for initial leasing costs. Bancor and BCTX are both wholly owned subsidiaries of CGS Real Estate Company, Inc. William J. Carden, an officer and director of S-P Properties, Inc., the General Partner of the Partnership, owns 50% of CGS Real Estate Company, Inc.

During 1993, the Partnership loaned funds to Carlsberg Management Company, Inc., a former affiliate of the General Partner, in the form of unsecured demand notes. Interest was paid at rates approximately 100 basis points above certificate of deposit rates established by major commercial banks. The loans reached a maximum of $1,100,000 during 1993 and were reduced to $1,000,000 at December 31, 1993. The loans were reduced to $812,000 at December 31, 1994 and the interest rate was fixed at 6%. The loan was assumed by Finance Factors, Inc. with the sale of the outstanding stock of TCP, Inc. in December 1994. In July 1995, Finance Factors, Inc. merged with Bancor Real Estate Company, Inc. who has assumed the note. Both Finance Factors, Inc. and Bancor Real Estate Company, Inc. are wholly owned subsidiaries of CGS Real Estate Company, Inc. William J. Carden, an officer and director of S-P Properties, Inc., the General Partner of the Partnership, owns 50% of CGS Real Estate Company, Inc.

Bancor Real Estate Company, Inc. dba Third Coast Business Centers leases 17,502 square feet of 5850 San Felipe, a property of the Partnership. The terms of this lease are consistent with the current market conditions for office space in the area of the property. The Partnership recognized rental income of $162,099 during the year ended December 31, 1996 related to this lease. Bancor Real Estate Company, Inc. is a wholly owned subsidiary of CGS Real Estate Company, Inc. William J. Carden, an officer and director of S-P Properties, Inc., the General Partner of the Partnership, owns 50% of CGS Real Estate Company, Inc.

On December 30, 1994, the Sierra Technology property with a historical cost basis of $3,849,228 was sold for $6,000,000 ($3,100,000 cash down-payment and $2,900,000 trust deed note) to Texas DVM, Inc. This note calls for monthly interest only payments and bears interest of 10% per annum. Such payments shall continue until December 1997, when the entire indebtedness is due in full. CGS Real Estate Company, Inc. owns Texas DVM, Inc. William J. Carden, an officer and director of S-P Properties, Inc., the General Partner of the Partnership, owns 50% of CGS Real Estate Company, Inc.

                                     PART IV

ITEM 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

A.   EXHIBITS

     1.   Annual Report to the Limited Partners

     2.   Exhibit Number 27 - Financial Data Schedule

B.   FINANCIAL STATEMENT SCHEDULES

     The following financial statement schedules and the report of the independent auditors thereon are included herein:

     1. Schedule II - Valuation and Qualifying Accounts and Reserves - for the years ended December 31, 1996, 1995 and 1994

     2. Schedule III - Real Estate and Accumulated Depreciation - December 31, 1996


     All other schedules are omitted as they either are not required or are not applicable, or the required information is set forth in the financial statements and notes thereto.


C.   REPORTS ON FORM 8-K

     None

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            SIERRA PACIFIC DEVELOPMENT FUND II
                                            a California Limited Partnership
                                            S-P PROPERTIES, INC.
                                            General Partner

Date: March 31, 1997                        /s/ THOMAS N. THURBER
      --------------                        ---------------------
                                            Thomas N. Thurber
                                            President and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 31, 1997                        /s/ THOMAS N. THURBER
      --------------                        ---------------------
                                            Thomas N. Thurber
                                            President  and Director
                                            S-P Properties, Inc.

Date: March 31, 1997                        /s/ WILLIAM J. CARDEN
      --------------                        ---------------------
                                            William J. Carden
                                            Assistant Secretary/Treasurer
                                            and Director
                                            S-P Properties, Inc.

Date: March 31, 1997                        /s/ MICHELE E. JOHNSON
      --------------                        ---------------------
                                            Michele E. Johnson
                                            Chief Accounting Officer
                                            S-P Properties, Inc.

INDEPENDENT AUDITORS' REPORT ON FINANCIAL STATEMENT SCHEDULES

To the Partners of
Sierra Pacific Development Fund  II

We have audited the financial statements of Sierra Pacific Development Fund II, a California limited partnership, (the "Partnership") as of December 31, 1996 and 1995, and for each of the three years in the period ended December 31, 1996 and have issued our report thereon dated February 24, 1997. Such financial statements and report are included in your 1996 Annual Report to the Limited Partners and are incorporated herein by reference. Our audits also included the financial statement schedules of Sierra Pacific Development Fund II, listed in
Item 14. These financial statement schedules are the responsibility of the Partnership's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE LLP

Houston, Texas
February 24, 1997

                             SCHEDULE II - FORM 10-K
                       SIERRA PACIFIC DEVELOPMENT FUND II
                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
              For the Years Ended December 31, 1996, 1995 and 1994

                                                             Income -
                                                            Producing
                                                            Properties
                                                            ---------
Allowance for loss - January 1, 1994 ...................    $ 850,000

  Provision charged to costs
     and expenses (1) ..................................            0

Reduction due to sale of property (1) ..................     (400,000)
                                                            ---------
Allowance for loss - December 31, 1994 .................      450,000

  Provision charged to costs
     and expenses (1) ..................................            0
                                                            ---------
Allowance for Loss - December 31, 1995 .................      450,000

Provision charged to costs
     and expenses (1) ..................................            0
                                                            ---------
Allowance for loss - December 31, 1996 .................    $ 450,000
                                                            =========
(1) See Notes 1 and 4 to financial statements incorporated by reference to the Annual Report to the Limited Partners attached as an Exhibit.

                            SCHEDULE III - FORM 10-K

                       SIERRA PACIFIC DEVELOPMENT FUND II
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                                DECEMBER 31, 1996

                                                    Initial Cost                                  Gross Amount at
                                                  to Partnership(1)     Improvements      Which carried at close of period
                                             ------------------------    Capitalized    -------------------------------------
                                  Encumb-                  Improve-     After Acquis-                  Improve-       Total
Description                       rances         Land       ments        ition (2)        Land          ments       (3)(4)(5)
-----------                    ----------    ----------    ----------    ---------     ----------     ---------     ---------
OFFICE/INDUSTRIAL BUILDINGS
  INCOME -PRODUCING:
5850 San Felipe
  Houston, Texas               $3,000,000    $1,950,000    $2,806,932    $1,090,617    $1,950,000    $3,897,057    $5,847,057

Sierra Southwest Pointe
  Houston, Texas                1,115,540       570,124     2,279,488       325,096       570,124     2,498,300     3,068,424

Sierra Westlakes Development
  San Antonio, Texas            1,983,454     1,743,622             0     3,787,402     1,743,622     3,769,501     5,513,123
                               ------------------------------------------------------------------------------------------------
TOTAL                          $6,098,994    $4,263,746    $5,086,420    $5,203,115    $4,263,746   $10,164,858   $14,428,604
                               ================================================================================================


                               Accumulated       Date              Date      Depreciation
Description                   Depreciation(5) Constructed       Acquired       Life
-----------                    -------------   -----------       --------  ------------
OFFICE/INDUSTRIAL BUILDINGS
  INCOME -PRODUCING:
5850 San Felipe
  Houston, Texas                $ 286,601          3/77           12/94      1-30 yrs.

Sierra Southwest Pointe
  Houston, Texas                  519,754          8/72            7/91      2-30 yrs.

Sierra Westlakes Development
  San Antonio, Texas            1,965,800         10/85            8/84      1-30 yrs.
                               ----------
TOTAL                          $2,772,155
                               ==========

----------
(1)     The initial cost represents the original purchase price of the property.

(2)     The Partnership has capitalized property development costs.

(3)     Also represents costs for Federal Income Tax purposes.

(4) A valuation allowance of $450,000 was established as the appraised value of the properties declined below book value. See Notes 1 and 4 to the financial statements incorporated by reference to the Annual Report to the Limited Partners attached as an Exhibit.

(5) Reconciliation of total real estate carrying value and accumulated depreciation for the three years ended December 31, 1996 is as follows:

                                            Total Real Estate     Accumulated
                                             Carrying Value      Depreciation
                                              ------------        ----------
Balance - January 1, 1994                     $ 14,321,737       $ 2,920,396
   Acquisitions and
   Additions during the year                     4,976,047           734,782
   Sales during the year                        (6,008,937)       (1,759,709)
                                              ------------        ----------
Balance - December 31, 1994                     13,288,847         1,895,469
    Additions during the year                      415,923           458,903
    Write off of fully depreciated assets          (13,152)          (13,152)
                                              ------------        ----------
Balance - December 31, 1995                     13,691,618         2,341,220
    Additions during the year                      848,511           542,460
    Write off of fully depreciated assets         (111,525)         (111,525)
                                              ------------        ----------
Balance - December 31, 1996                   $ 14,428,604       $ 2,772,155
                                              ============        ==========

                       SIERRA PACIFIC DEVELOPMENT FUND II
                       (A California Limited Partnership)

                            SELECTED FINANCIAL DATA
        For the Years Ended December 31, 1996, 1995, 1994, 1993 and 1992

                                               1996             1995             1994             1993             1992
                                           ------------     ------------     ------------     ------------     ------------
REVENUES                                   $  2,128,491     $  2,081,670     $  1,842,321     $  1,906,135     $  1,658,093

OPERATING EXPENSES:
  Total                                       2,025,153        1,835,944        1,976,381        1,693,663        1,460,528
  Per dollar of revenues                           0.95             0.88             1.07             0.89             0.88
NET (LOSS) INCOME FROM
  CONTINUING OPERATIONS:
  Total                                        (548,350)        (523,440)         157,470           31,686          278,675
  General Partner                                     0                0           25,998                0                0
  Limited Partners                             (548,350)        (523,440)         131,472           31,686          278,675
  Per Unit (1)                                    (6.32)           (6.04)            1.52             0.37             3.22
CASH PROVIDED BY (USED IN)
  OPERATING ACTIVITIES                          401,092         (841,813)       1,038,686          861,226          649,851

CASH (USED IN) PROVIDED BY
  INVESTING ACTIVITIES                         (848,511)        (374,172)       1,435,165         (212,773)         (67,649)

CASH PROVIDED BY (USED IN)
  FINANCING ACTIVITIES                          267,418         (122,354)      (1,096,914)      (1,734,660)         442,574

TOTAL ASSETS                                 20,229,858       19,676,261       20,948,592       17,706,165       18,330,858

PARTNERS' EQUITY:
  Total                                      13,556,216       14,055,860       14,779,300       15,860,970       16,522,508
  General Partner                                     0                0                0                0                0
  Limited Partners
    Class A                                   8,866,234        9,193,008        9,666,163       10,373,612       10,806,280
    Class B                                   4,689,982        4,862,852        5,113,137        5,487,358        5,716,228
LIMITED PARTNERS' EQUITY - PER UNIT(1)           156.45           162.21           170.56           183.04           190.67
NOTE RECEIVABLE                               2,163,729        2,163,729        2,163,729              N/A              N/A
INCOME-PRODUCING PROPERTIES:
  Number                                              3                3                3                3                3
  Cost                                       14,428,604       13,691,618       13,288,847       14,321,737       14,093,664
  Less: Accumulated depreciation             (2,772,155)      (2,341,220)      (1,895,469)      (2,920,396)      (2,225,677)
        Valuation allowance                    (450,000)        (450,000)        (450,000)        (850,000)        (850,000)
  Net book value                             11,206,449       10,900,398       10,943,378       10,551,341       11,017,987
INVESTMENT IN UNCONSOLIDATED
  JOINT VENTURE                               4,838,609        4,681,570        5,035,779        5,152,570        5,224,804
NOTES PAYABLE - Related to income-
  producing property                          6,098,994        5,185,902        5,248,256        1,267,744        1,309,180
DISTRIBUTIONS PER UNIT (1):                        3.46             2.31            14.00             8.00             6.00

----------
N/A  =  Not applicable nor available

(1) The net income (loss), limited partners' equity and distributions per unit are based upon the limited partnership units outstanding at the end of year, 56,674 Class A and 29,979 Class B in all years. The cumulative distributions per limited partnership unit from inception to December 31, 1996 equal $64.22.

INDEPENDENT AUDITORS' REPORT

To the Partners of
Sierra Pacific Development Fund II

We have audited the accompanying balance sheets of Sierra Pacific Development Fund II, a California limited partnership, (the "Partnership") as of December 31, 1996 and 1995, and the related statements of operations, changes in partners' equity and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sierra Pacific Development Fund II as of December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.

DELOITTE & TOUCHE LLP

Houston, Texas
February 24, 1997

                       SIERRA PACIFIC DEVELOPMENT FUND II
                       (A California Limited Partnership)

                                 BALANCE SHEETS
                           December 31, 1996 and 1995

                                            December 31, 1996  December 31, 1995
                                            -----------------  -----------------
ASSETS

Cash and cash equivalents                      $    22,962        $   202,963
Receivables:
   Note, net of deferred gain of
    $736,271 (Notes 3 and 4)                     2,163,729          2,163,729
   Unbilled rent (Notes 1 and 4)                   334,495            364,615
   Billed rent (Note 1)                             25,181             42,435
   Due from affiliates (Note 3)                  1,017,674            812,000
   Other (Note 2)                                  176,421            117,542
Income-producing properties - net of
  accumulated depreciation and
  valuation allowance of $3,222,155 in 1996
  and $2,791,220 in 1995 (Notes 1 and 4)        11,206,449         10,900,398
Investment in unconsolidated joint venture
  (Notes 1 and 5)                                4,838,609          4,681,570
Other assets (Notes 1, 2 and 3)                    444,338            391,009
                                               -----------        -----------
Total Assets                                   $20,229,858        $19,676,261
                                               ===========        ===========
LIABILITIES AND PARTNERS' EQUITY

Accrued and other liabilities (Note 2)         $   574,648        $   294,499
Due to affiliate (Note 3)                                0            140,000
Notes payable (Note 6)                           6,098,994          5,185,902
                                               -----------        -----------
Total Liabilities                                6,673,642          5,620,401
                                               -----------        -----------
Partners' equity (Notes 1 and 7):
  General Partner                                        0                  0
  Limited Partners:
    Class A Limited Partners:
      60,000 units authorized,
      56,674 issued and outstanding              8,866,234          9,193,008

    Class B Limited Partners:
      60,000 units authorized,
      29,979 issued and outstanding              4,689,982          4,862,852
                                               -----------        -----------
Total Partners' equity                          13,556,216         14,055,860
                                               -----------        -----------
Total Liabilities and Partners' equity         $20,229,858        $19,676,261
                                               ===========        ===========

                             See Accompanying Notes

                       SIERRA PACIFIC DEVELOPMENT FUND II
                       (A California Limited Partnership)

                            STATEMENTS OF OPERATIONS
              For the Years Ended December 31, 1996, 1995 and 1994

                                                           1996                    1995                    1994
                                                       -----------             -----------             -----------
REVENUES:
  Rental income (Note 1)                               $ 1,778,871             $ 1,735,678             $ 1,794,264
  Interest income (Note 3)                                 349,620                 345,992                  48,057
                                                       -----------             -----------             -----------
       Total revenues                                    2,128,491               2,081,670               1,842,321
                                                       -----------             -----------             -----------
EXPENSES:
Operating expenses:
    Depreciation and amortization                          632,513                 517,137                 854,251
    Property taxes and insurance                           334,132                 324,920                 285,001
    Administrative fees (Note 3)                           224,760                 283,041                 333,982
    Maintenance and repairs                                279,797                 219,102                 141,550
    Utilities                                              181,227                 209,525                  59,880
    Management fees (Note 3)                                90,250                  86,531                  94,777
    Legal and accounting                                   141,929                  49,424                  66,472
    General and administrative                              37,108                  46,732                  48,574
    Salaries and payroll taxes                              36,000                  31,651                  36,710
    Renting expenses                                        13,599                   5,360                  13,961
    Other operating expenses                                53,838                  62,520                  41,223
                                                       -----------             -----------             -----------
     Total operating expenses                            2,025,153               1,835,943               1,976,381

Interest                                                   464,880                 461,567                 126,173
                                                       -----------             -----------             -----------
       Total expenses                                    2,490,033               2,297,510               2,102,554
                                                       -----------             -----------             -----------
LOSS BEFORE GAIN FROM PROPERTY DISPOSITION                (361,542)               (215,840)               (260,233)

GAIN FROM PROPERTY DISPOSITION (Note 4)                          0                       0                 539,835
                                                       -----------             -----------             -----------
(LOSS) INCOME BEFORE PARTNERSHIP'S SHARE OF
   UNCONSOLIDATED JOINT VENTURE LOSS                      (361,542)               (215,840)                279,602
                                                       -----------             -----------             -----------
PARTNERSHIP'S SHARE OF UNCONSOLIDATED
   JOINT VENTURE LOSS FROM CONTINUING
   OPERATIONS (Note 5)                                    (186,808)               (307,600)               (122,132)

PARTNERSHIP'S SHARE OF UNCONSOLIDATED
   JOINT VENTURE EXTRAORDINARY GAIN (Note 5)               348,706                       0                       0
                                                       -----------             -----------             -----------
NET (LOSS) INCOME                                      $  (199,644)            $  (523,440)            $   157,470
                                                       ===========             ===========             ===========
Per limited partnership unit (Note 1):
   Loss before extraordinary gain                      $     (6.32)            $     (6.04)            $      1.52
   Extraordinary gain                                         4.02                       0                       0
                                                       -----------             -----------             -----------
Net (loss) income                                      $     (2.30)            $     (6.04)            $      1.52
                                                       ===========             ===========             ===========

                             See Accompanying Notes

                       SIERRA PACIFIC DEVELOPMENT FUND II
                       (A California Limited Partnership)

                    STATEMENTS OF CHANGES IN PARTNERS' EQUITY
      From April 29, 1983 (Inception of Partnership) to December 31, 1993
            and for the Years Ended December 31, 1996, 1995 and 1994

                                                   Limited Partners                                          Total
                                    ------------------------------------------               General        Partners'
                                      Class A         Class B         Total      Per Unit    Partner         Equity
                                    ------------    -----------    -----------    ------    -----------    -----------
Proceeds from sale of
  partnership units                 $ 14,392,000    $ 7,579,000    $21,971,000   $250.00    $              $21,971,000
Underwriting commissions
  and other organization expenses     (1,939,045)    (1,021,124)    (2,960,169)   (33.68)                   (2,960,169)
Repurchase of 1,231 partnership
   units                                (177,934)       (66,167)      (244,101)     0.06                      (244,101)
Cumulative net income
  (to December 31, 1993)                 630,501        332,922        963,423     11.11         20,676        984,099
Cumulative distributions
  (to December 31, 1993)              (2,531,910)    (1,337,273)    (3,869,183)   (44.45)       (20,676)    (3,889,859)
                                    ------------    -----------    -----------    ------    -----------    -----------
Partners' equity -
  January 1, 1994                     10,373,612      5,487,358     15,860,970    183.04              0     15,860,970
Net income                                85,987         45,485        131,472      1.52         25,998        157,470
Distributions                           (793,436)      (419,706)    (1,213,142)   (14.00)       (25,998)    (1,239,140)
                                    ------------    -----------    -----------    ------    -----------    -----------
Partners' equity -
   December 31, 1994                   9,666,163      5,113,137     14,779,300    170.56              0     14,779,300
Net loss                                (342,348)      (181,092)      (523,440)    (6.04)                     (523,440)
Distributions                           (130,807)       (69,193)      (200,000)    (2.31)                     (200,000)
                                    ------------    -----------    -----------    ------    -----------    -----------
Partners' equity -
  December 31, 1995                    9,193,008      4,862,852     14,055,860    162.21              0     14,055,860
Net loss                                (130,574)       (69,070)      (199,644)    (2.30)                     (199,644)
Distributions                           (196,200)      (103,800)      (300,000)    (3.46)                     (300,000)
                                    ------------    -----------    -----------    ------    -----------    -----------
Partners' equity -
   December 31, 1996                $  8,866,234    $ 4,689,982    $13,556,216   $156.45    $         0    $13,556,216
                                    ============    ===========    ===========   ========   ===========    ===========

                             See Accompanying Notes

                       SIERRA PACIFIC DEVELOPMENT FUND II
                       (A California Limited Partnership)

                            STATEMENTS OF CASH FLOWS
              For the Years Ended December 31, 1996, 1995 and 1994

                                                                                    1996                1995                1994
                                                                                 ----------          ----------          ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss) income                                                              $ (199,644)         $ (523,440)          $ 157,470
  Adjustments to reconcile net (loss) income
  to cash provided by (used in) operating activities:
    Depreciation and amortization                                                   632,513             517,137             854,251
    Undistributed (income) loss of unconsolidated
      joint venture                                                                (161,898)            307,599             122,132
    Gain from property disposition                                                        0                   0            (539,835)
    Decrease (increase) in rent receivable                                           47,374            (139,368)             68,214
    (Increase) decrease in other receivables                                        (58,879)           (114,505)             12,662
    Increase in other assets                                                       (138,523)           (262,699)            (44,968)
    Increase (decrease) in accrued and other liabilities                            280,149            (626,537)            408,760
                                                                                 ----------          ----------          ----------
    Net cash provided by (used in) operating activities                             401,092            (841,813)          1,038,686
                                                                                 ----------          ----------          ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Payments for property acquisition and additions                                  (848,511)           (415,923)         (1,192,828)
  Net cash proceeds from property disposition                                             0                   0           2,638,193
  Capital contributions to unconsolidated joint venture                                   0            (768,258)           (145,350)
  Distributions received from unconsolidated
      joint venture                                                                       0             810,009             135,150
                                                                                 ----------          ----------          ----------
  Net cash (used in) provided by investing activities                              (848,511)           (374,172)          1,435,165
                                                                                 ----------          ----------          ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Loan to affiliates                                                               (205,674)                  0                   0
  Repayments of loan to affiliates                                                        0                   0             188,000
  Borrowings from affiliates                                                        349,900             140,000                   0
  Repayments of borrowings from affiliates                                         (489,900)                  0                   0
  Cash distributions                                                               (300,000)           (200,000)         (1,239,140)
  Funding of note payable secured by property                                     2,000,000                   0                   0
  Principal payments on notes payable                                            (1,086,908)            (62,354)            (45,774)
                                                                                 ----------          ----------          ----------
      Net cash  provided by (used in) financing activities                          267,418            (122,354)         (1,096,914)
                                                                                 ----------          ----------          ----------
NET (DECREASE) INCREASE IN CASH
  AND CASH EQUIVALENTS                                                             (180,001)         (1,338,339)          1,376,937

CASH AND CASH EQUIVALENTS - Beginning of year                                       202,963           1,541,302             164,365
                                                                                 ----------          ----------          ----------
CASH AND CASH EQUIVALENTS - End of year                                          $   22,962          $  202,963          $1,541,302
                                                                                 ==========          ==========          ==========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION:
  Cash paid during the year for interest                                         $  466,407          $  433,553          $  126,554
                                                                                 ==========          ==========          ==========

In 1994, the Partnership purchased 5850 San Felipe for $5,000,000. The Partnership paid $973,713 as cash down-payment and assumed a first deed of trust note with a balance of $4,026,287. The $4,026,287 note payable is a non-cash item not reflected in the above statements of cash flows.

                             See Accompanying Notes

                       SIERRA PACIFIC DEVELOPMENT FUND II
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

Sierra Pacific Development Fund II (the "Partnership") was organized on April 29, 1983 in accordance with the provisions of the California Uniform Limited Partnership Act to acquire, develop and operate commercial and industrial real properties. S-P Properties, Inc. is the General Partner and manager of the Partnership. On December 30, 1994, all of the outstanding stock of TCP, Inc. was sold to Finance Factors, Inc. TCP, Inc. owns all of the common stock of S-P Properties, Inc. Finance Factors was a subsidiary of CGS Real Estate Company, Inc., a national real estate company. In July 1995, Finance Factors, Inc. merged with Bancor Real Estate Company, Inc., another subsidiary of CGS Real Estate Company, Inc.

The Partnership's activities during the preceding five years have involved the ownership and operation of four real estate projects in Texas: Sierra Technology Center in Austin, Texas; Sierra Westlakes in San Antonio, Texas; Sierra Southwest Pointe in Houston, Texas; and 5850 San Felipe in Houston, Texas.

In December 1994, the Partnership sold Sierra Technology Center for $6,000,000. The sale proceeds were received in cash, a note receivable from the buyer, and equity in the 5850 San Felipe property.

The Partnership holds a 51% interest in Sierra Mira Mesa Partners ("SMMP"), a California general partnership with Sierra Pacific Pension Investors '84 formed in 1985. SMMP was initially created to develop and operate the office building known as Sierra Mira Mesa in San Diego, California. SMMP also holds a 75.06% interest in Sorrento I Partners (a California general partnership with Sierra Pacific Development Fund III formed in 1993), a 26.92% interest in Sorrento II Partners (a California general partnership with Sierra Pacific Institutional Properties V formed in 1993), an 18.87% interest in Sierra Creekside Partners (a California general partnership with Sierra Pacific Development Fund formed in
1994), and a 37.74% interest in Sierra Vista Partners (a California general partnership with Sierra Pacific Development Fund III formed in 1994).

BASIS OF FINANCIAL STATEMENTS

The Partnership maintains its books and prepares its financial statements in accordance with generally accepted accounting principles. However, the Partnership prepares its tax returns on the accrual basis of accounting as defined by the Internal Revenue Code with adjustments to reconcile book and taxable income (loss) for differences in the treatment of certain income and expense items. The accompanying financial statements do not reflect any provision for federal or state income taxes since such taxes are the obligation of the individual partners.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS

Cash and cash equivalents include highly liquid, short-term investments with original maturities of three months or less.

Sierra Pacific Development Fund II
Notes to Financial Statements
Page Two

FAIR VALUE OF FINANCIAL INSTRUMENTS

The financial instruments of the Partnership at December 31, 1996 and 1995 consist of cash and cash equivalents, receivables, due from affiliates, accounts payable and notes payable. The fair value of cash and cash equivalents, receivables and accounts payable approximates the carrying value due to the short term nature of these items. In the opinion of management, the estimated fair value of the notes payable, based on market rates at December 31, 1996, is $5,460,000. Management was unable to determine the fair value of due from affiliates due to the related party nature of this receivable.

INCOME-PRODUCING PROPERTIES

Property and tenant improvements are carried at cost and depreciated on the straight-line method over the estimated lives of the related assets, ranging from one to thirty years. Tenant improvements incurred at the initial leasing of the properties are depreciated over ten years and tenant improvements incurred at the re-leasing of the properties are depreciated over the life of the related lease.

Expenditures for repairs and maintenance are charged against income as incurred. Improvements and major renewals are capitalized. Costs and the related accumulated depreciation of assets sold or retired are removed from the accounts in the year of disposal or when fully depreciated and any resulting gain or loss is reflected in income or deferred income as appropriate.

The Partnership employs a systematic approach in determining whether the value of income-producing properties has been impaired. Prior to 1995, a provision for loss on a property was established if the appraised value of the property declined below its book value due to what the General Partner believed to be an other than temporary condition. A complete appraisal was performed on the properties as of December 31 each year. A provision for loss on the properties was established as the appraised value of the properties declined below book value because of depressed real estate market conditions, which the General Partner believed to be other than temporary. A complete appraisal was performed on the properties as of December 31, 1994 that indicated an appraised value in excess of the historical cost basis of each of the properties.

Effective January 1, 1995, the Partnership implemented Statement of Financial Accounting Standards No. 121, "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" (the "Statement"). The Partnership regularly evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Future cash flows are estimated and compared to the carrying amount of the asset to determine if an impairment has occurred. If the sum of the expected future cash flows is less than the carrying amount of the asset, the Partnership shall recognize an impairment loss in accordance with the Statement. No additional provision was required with the implementation of this Statement.

Because the determination of fair value is based upon projections of future economic events such as property occupancy rates, rental rates, operating cost inflation and market capitalization rates which are inherently subjective, the amounts ultimately realized at disposition may differ materially from the net carrying value as of December 31, 1996. The cash flows used to determine fair value and net realizable value are based on good faith estimates and assumptions developed by management. Unanticipated events and circumstances may occur and some assumptions may not materialize; therefore, actual results may vary from the estimates and the variances may be material. The Partnership may provide additional write-downs which could be material in subsequent years if real estate markets or local economic conditions change.

INVESTMENT IN UNCONSOLIDATED JOINT VENTURE

The investment in unconsolidated joint venture is stated at cost and is adjusted for the Partnerships' share in earnings or losses and cash contributions to or distributions from the joint venture (equity method).

Sierra Pacific Development Fund II
Notes to Financial Statements
Page three

OTHER ASSETS

Deferred leasing costs represent costs incurred to lease properties and are amortized over the life of the related lease.

Deferred loan costs represent costs incurred to obtain financing and are amortized over the life of the related loan.

RENTAL INCOME AND RENT RECEIVABLE

Rental income is recognized on the straight-line method over the term of the related operating lease in accordance with the provisions of Statement of Financial Accounting Standards No. 13, "Accounting for Leases".

Rent receivable consists of (a) unbilled rent - the difference between rent recognized on the straight-line method and actual cash due; and (b) billed rent
- rent due but not yet received.

CALCULATION OF EQUITY AND NET INCOME (LOSS) PER LIMITED PARTNERSHIP UNIT

Equity and net income (loss) per limited partnership unit are determined by dividing the Limited Partners' equity and net income (loss) by the number of limited partnership units outstanding, 56,674 Class A and 29,979 Class B.

2. DETAILS OF CERTAIN BALANCE SHEET ACCOUNTS

Additional information regarding certain balance sheet accounts, at December 31, 1996 and 1995, is as follows:

                                                         1996             1995
                                                       --------         --------
Other receivables:
   Interest receivable                                $176,421         $ 24,167
   Accounts receivable                                       0           30,317
   Distributions receivable                                  0           63,058
                                                       --------         --------
                                                       $176,421         $117,542
                                                       ========         ========
Other assets:
   Prepaid expenses                                    $ 20,192         $ 18,213
   Deferred loan costs, net of
      accumulated amortization
      of $17,969 in 1996 and
      $9,860 in 1995                                     68,895           73,924
   Deferred leasing costs, net
      of accumulated amortization
      of $297,795 in 1996 and
      $225,798 in 1995                                  281,783          261,215
   Tax impounds                                          63,178           27,367
   Deposits                                              10,290           10,290
                                                       --------         --------
                                                       $444,338         $391,009
                                                       ========         ========
Accrued and other liabilities:
   Accounts payable                                    $383,593         $117,571
   Security deposits                                     68,704           61,577
   Accrued property taxes                                85,679           77,153
   Interest payable                                      36,672           38,198
                                                       --------         --------
                                                       $574,648         $294,499
                                                       ========         ========

Sierra Pacific Development Fund II
Notes to Financial Statements
Page four

3. GENERAL PARTNER AND RELATED PARTY TRANSACTIONS

In 1994, all of the common stock of TCP, Inc. was purchased by Finance Factors, Inc. from Carlsberg Management Company ("CMC"). TCP, Inc. owns all of the common stock of S-P Properties, Inc., the General Partner of the Partnership. CMC continued to manage the affairs of the Partnership through March 31, 1995.

An affiliate of the General Partner receives a management fee of 5% of the gross rental income collected from the properties. Management fees paid to affiliates for the years ended December 31, 1996, 1995 and 1994 were $90,250, $70,531 and $94,777, respectively.

An affiliate of the General Partner is entitled to reimbursement for expenses incurred by the affiliate for services provided to the Partnership such as accounting, legal, data processing and similar services. The affiliate was reimbursed $224,760, $165,696 and $333,982 for such services for the years ended December 31, 1996, 1995 and 1994, respectively. The 1994 amount includes $199,910 of partnership management fees which were previously not accrued. Under the terms of the Partnership agreement, the General Partner receives a portion of cash available for distribution, constituting a fee for management of the Partnership. In years prior to 1994, due to the poor operating performance of the Partnership and the lack of funds available to pay such fees, no accrual was made for these fees as payment was not considered to be probable. In 1994, the Partnership received cash for the sale of a property and paid these accumulated fees.

The Partnership reimbursed the affiliate for construction supervision costs incurred by the affiliate. For the years ended December 31, 1996, 1995 and 1994 the affiliate received $43,257, $13,485 and $14,374, respectively, for tenant improvements supervisory costs.

In consideration for services rendered with respect to initial leasing of Partnership properties, an affiliate of the General Partner is paid initial leasing costs. For the years ended December 31, 1996 these fees amounted to $59,021 and $132,121, respectively, and were recorded as deferred leasing costs. For the year ended December 31, 1994, the affiliate also received $11,915 for leasing supervision costs that were recorded as part of renting expenses of the properties. No such costs were incurred in 1995 and 1996.

During 1993, the Partnership loaned funds to a former affiliate of the General Partner in the form of demand notes. Interest was paid at rates approximately 100 basis points above certificate of deposit rates established by major commercial banks. The loans reached a maximum of $1,100,000. The loans were reduced to $812,000 at December 31, 1994 and the interest rate was fixed at 6%. Interest income of $48,853, $48,720 and $48,057 was recognized in 1996, 1995 and 1994, respectively, related to this note. The balance outstanding at December 31, 1996 is $812,000.

An affiliate of the General Partner leases 17,502 square feet of 5850 San Felipe, a property of the Partnership. The terms of this lease are consistent with the current market conditions for office space in the area of the property. The Partnership recognized rental income of $162,099 during the years ended December 31, 1996 and 1995 related to this lease. No such income was recognized in 1994.

As further described in Note 4, in 1994 the Partnership sold a property to an affiliate of the General Partner for cash of $3,100,000 and a $2,900,000 trust deed note. This note calls for monthly interest only payments and bears interest of 10% per annum. Interest income of $290,000 was recognized in 1996 related to this note. Such payments shall continue until December 1997, when the entire indebtedness is due in full.

In 1995, the Partnership received a short-term loan from Sierra Mira Mesa Partners in the amount of $140,000. This loan was non-interest bearing and repaid in 1996.

During 1996, the Partnership made short-term, non-interest bearing loans to affiliates. Repayment is expected in 1997. The balance outstanding at December 31, 1996 is $205,674.

Sierra Pacific Development Fund II
Notes to Financial Statements
Page five

4. INCOME-PRODUCING PROPERTIES

At December 31, 1996 and 1995 the total cost and accumulated depreciation of the properties are as follows:

                                                 1996                  1995
                                             ------------          ------------
Land                                         $  4,263,746          $  4,263,746
Building and improvements                      10,164,858             9,427,872
                                             ------------          ------------
             Total                             14,428,604            13,691,618

Accumulated depreciation                       (2,772,155)           (2,341,220)
Valuation allowance                              (450,000)             (450,000)
                                             ------------          ------------
             Net                             $ 11,206,449          $ 10,900,398
                                             ============          ============

On December 30, 1994, the Sierra Technology Center property, with a historical cost basis of $3,849,228, was sold for $6,000,000 ($3,100,000 cash down-payment and $2,900,000 trust deed note) to an affiliate of Finance Factors, Inc. In a related transaction, on December 30, 1994, the Partnership purchased 5850 San Felipe, an office building in Houston, Texas for $5,000,000 from an affiliate of Finance Factors, Inc. The Partnership paid $973,713 as cash down-payment and assumed a first trust deed note with a balance of $4,026,287. In accordance with Emerging Issues Task Force No. 87-29, "Exchange of Real Estate Involving Boot", the fair value of the assets and liabilities transferred in the two transactions was allocated between a monetary and a non-monetary component. Accordingly, the historical cost of the San Felipe building was reduced by $243,068, representing the non-monetary portion of the gain on sale of the Sierra Technology Center. The monetary portion of the gain on sale was recorded in accordance with Statement of Financial Accounting Standards No. 66 "Accounting For Sales of Real Estate" using the installment method and the Partnership recorded a gain of $539,835 (net of selling costs and unamortized loan fees and lease costs). A deferred gain of $736,271 will be recognized as principal payments on the trust deed note are received.

Future minimum base rental income, under the existing operating leases for the properties, to be recognized on a straight-line basis and amounts to be received on a cash basis are as follows:

                                   STRAIGHT-LINE              CASH
     YEAR ENDING DECEMBER 31,          BASIS                  BASIS
     ------------------------       ----------             ----------
           1997                     $1,528,403             $1,606,189
           1998                        951,134                997,498
           1999                        813,485                859,534
           2000                        576,091                629,021
           2001                        346,110                374,593
        Thereafter                     486,298                569,181
                                    ----------             ----------
      Total                         $4,701,521             $5,036,016
                                    ==========             ==========

Sierra Pacific Development Fund II
Notes to Financial Statements
Page six

Approximately 24% of 1996 rental revenues were generated from a Sears, Roebuck and Company telemarketing division for warranty sales.

5. INVESTMENT IN UNCONSOLIDATED JOINT VENTURE

Sierra Mira Mesa Partners ("SMMP"), a California general partnership, was formed in 1985 between the Partnership and Sierra Pacific Pension Investors '84, an affiliate, to develop and operate the real property known as Sierra Mira Mesa, an office building, located in San Diego, California. The property contains 89,560 square feet and is 98% leased at December 31, 1996. At December 31, 1996 the Partnership's interest in SMMP is 51%; the remaining 49% interest was owned by Sierra Pacific Pension Investors '84.

The Partnership's investment in SMMP as of December 31, 1996 and 1995 is comprised of the following:

                                           1996               1995
                                        ----------         ----------
Equity interest                         $4,679,005         $4,517,107
Investment advisory and
  other fees, less accum-
  ulated amortization of
  $48,586 and $43,728
  in 1996 and 1995, respec-
  tively                                   159,604            164,463
                                        ----------         ----------
Investment in unconsolidated
  joint venture                        $4,838,609         $4,681,570
                                        ==========         ==========

Sierra Pacific Development Fund II
Notes to Financial Statements
Page seven

The consolidated financial statements of SMMP include the accounts of SMMP and Sorrento I Partners, a majority owned California general partnership for the year ended December 31, 1996. Sorrento I Partners was accounted for under the equity method in the prior years. The financial statements of SMMP for prior years have not been restated as the consolidation was accounted for as a step acquisition in accordance with Accounting Research Bulletin No. 51, "Consolidated Financial Statements". The condensed balance sheets at December 31, 1996 and 1995, and the condensed statements of operations for the years ended December 31, 1996, 1995 and 1994 for SMMP are as follows:

                            CONDENSED BALANCE SHEETS

                                                   December 31,     December 31,
                                                       1996             1995
                                                   ------------      -----------
ASSETS

Cash and cash equivalents                          $     26,721      $ 1,325,020
Rent receivable                                       1,186,818        1,021,948
Other receivables                                       169,241           98,955
Due from affiliates                                   1,536,968        1,830,588
Income-producing property,
  net of accumulated depreciation                     9,449,032        7,059,867
Investment in unconsolidated
  joint ventures                                      2,773,176        3,306,143
Other assets                                          1,119,115        1,044,860
                                                   ------------      -----------
Total Assets                                       $ 16,261,071      $15,687,381
                                                   ============      ===========
LIABILITIES AND GENERAL PARTNERS' EQUITY

Accrued and other liabilities                      $    104,428      $    62,940
Due to Sierra Pacific Pension
  Investors `84                                       1,311,300        1,300,000
Note payable                                          6,012,512        5,467,368
                                                   ------------      -----------
Total Liabilities                                     7,428,240        6,830,308
                                                   ------------      -----------
Minority interest in joint venture                     (341,689)               0
                                                   ------------      -----------
General Partners' equity                              9,174,520        8,857,073
                                                   ------------      -----------
Total Liabilities and General Partners' equity     $ 16,261,071      $15,687,381
                                                   ============      ===========

Sierra Pacific Development Fund II
Notes to Financial Statements
Page eight

                       CONDENSED STATEMENTS OF OPERATIONS

                                                                                       FOR THE YEAR ENDED DECEMBER 31,
                                                                      -------------------------------------------------------------
                                                                         1996                     1995                     1994
                                                                      -----------              -----------              -----------
Revenues:
   Rental income                                                      $ 1,808,673              $ 1,529,497              $ 1,458,990
   Other income                                                           178,726                  181,358                  376,022
                                                                      -----------              -----------              -----------
                             Total revenues                             1,987,399                1,710,855                1,835,012
                                                                      -----------              -----------              -----------
Expenses:
   Operating expenses                                                     728,593                  641,206                  690,827
   Depreciation and amortization                                          813,359                  586,602                  526,253
   Interest                                                               559,759                  392,088                  366,330
                                                                      -----------              -----------              -----------

                             Total expenses                             2,101,711                1,619,896                1,583,410
                                                                      -----------              -----------              -----------
(Loss) Income before Partnership's
    share of unconsolidated
    joint venture losses                                                 (114,312)                  90,959                  251,602
Partnership's share of unconsolidated
    joint venture losses                                                 (354,765)                (694,095)                (491,079)
                                                                      -----------              -----------              -----------
Loss before extraordinary gain                                           (469,077)                (603,136)                (239,477)

Extraordinary gain                                                      1,200,381                        0                        0
                                                                      -----------              -----------              -----------
Income (Loss) before minority interest's
    share of consolidated joint venture
    loss                                                                  731,304                 (603,136)                (239,477)
                                                                      -----------              -----------              -----------
Minority interest's share of
    consolidated joint venture loss
    from continuing operations                                            102,787                        0                        0

Minority interest's share of
    consolidated joint venture
    extraordinary gain                                                   (516,644)                       0                        0
                                                                      -----------              -----------              -----------
Net Income (Loss)                                                     $   317,447              $  (603,136)             $  (239,477)
                                                                      ===========              ===========              ===========

As of December 31, 1996, SMMP also holds a 26.92% interest in Sorrento II Partners (a California general partnership with Sierra Pacific Institutional Properties V formed in 1993), an 18.87% interest in Sierra Creekside Partners (a California general partnership with Sierra Pacific Development Fund formed in
1994), and a 37.74% interest in Sierra Vista Partners (a California general partnership with Sierra Pacific Development Fund III formed in 1994).

Sierra Pacific Development Fund II
Notes to Financial Statements
Page nine


The following is a summary of aggregated financial information for all investments owned by SMMP which are accounted for under the equity method:

                            CONDENSED BALANCE SHEETS

                                                      December 31,  December 31,
                                                         1996           1995
                                                      -----------    -----------
ASSETS

Cash and cash equivalents                             $   159,369    $   915,348
Restricted certificate of deposit                               0         92,782

Rent receivable                                           781,284
                                                                         559,063
Due from affiliates                                        50,681              0
Income-producing property,
  net of accumulated depreciation                      15,043,645     17,673,355
Other assets                                              732,144        831,769
                                                      -----------    -----------
Total Assets                                          $16,767,123    $20,072,317
                                                      ===========    ===========
LIABILITIES AND GENERAL PARTNERS' EQUITY

Accrued and other liabilities                         $   648,328    $   519,998
Note payable                                            5,213,615      8,032,405
                                                      -----------    -----------
Total Liabilities                                       5,861,943      8,552,403
                                                      -----------    -----------
Ground lessors' equity in
  income-producing property                             3,000,000      3,000,000
                                                      -----------    -----------
General Partners' equity                                7,905,180      8,519,914
                                                      -----------    -----------
Total Liabilities and General Partners' equity        $16,767,123    $20,072,317
                                                      ===========    ===========

Sierra Pacific Development Fund II
Notes to Financial Statements
Page ten

                       CONDENSED STATEMENTS OF OPERATIONS

                                            FOR THE YEAR ENDED DECEMBER 31,
                                     -----------------------------------------
                                        1996           1995           1994
                                     -----------    -----------    -----------
Revenues:
   Rental income                     $ 2,474,335    $ 2,124,077    $ 2,036,925
   Other income                           13,968          6,915          9,111
                                     -----------    -----------    -----------
                     Total revenues    2,488,303      2,130,992      2,046,036
                                     -----------    -----------    -----------
Expenses:

   Operating expenses                  1,788,643      2,009,862      2,213,433
   Depreciation and amortization       1,461,571      1,438,310      1,303,173
   Interest                              427,967        691,407        587,893
                                     -----------    -----------    -----------
                     Total expenses    3,678,181      4,139,579      4,104,499
                                     -----------    -----------    -----------
Net Loss                             $(1,189,878)   $(2,008,587)   $(2,058,463)
                                     ===========    ===========    ===========

Reference is made to the audited financial statements of Sierra Mira Mesa Partners, Sierra Vista Partners and Sorrento I Partners included herein.

Sierra Pacific Development Fund II
Notes to Financial Statements
Page eleven


6. NOTES PAYABLE

At December 31, 1996 and 1995, notes payable consisted of the following:

                                                            1996         1995
                                                         ----------   ----------
Mortgage note payable, due in monthly
installments with interest at 10%, collateralized
by certain land and buildings. This note matures
in September 1997.                                       $1,115,540   $1,171,402

Mortgage note payable, due in monthly interest only
payments at 5% collateralized by certain land and
buildings. This note matures in April 2004.               3,000,000    4,014,500

Mortgage note payable, due in monthly installments
with interest at 9% collateralized by certain land and
buildings. This note matures in March 2006.               1,983,454            0
                                                         ----------   ----------
                                                         $6,098,994   $5,185,902
                                                         ==========   ==========

Annual maturities of notes payable as of December 31, 1996, are: $1,139,405 in 1997; $26,103 in 1998; $28,552 in 1999; $31,230 in 2000; $34,160 in 2001; and
$4,839,544 thereafter.

7. PARTNERS' EQUITY

Accrual basis profits and losses resulting from operations of the Partnership are allocated 99% to the Limited Partners and 1% to the General Partner. Currently, the Partnership does not meet the criteria for distributing cash to the General Partner, and it cannot reasonably predict when the criteria will be met. Accordingly, no accrual basis profits and losses from operations were allocated to the General Partner.

Upon any sale, refinancing or other disposition of the Partnership's real properties, allocations and distributions are made after each Limited Partner has received 100% of his Adjusted Capital Contributions plus a 15% per annum cumulative return on such invested capital. Any remaining proceeds shall be distributed 85% to the Limited Partners and 15% to the General Partner. Distributions of the remaining proceeds to the Limited Partners shall be made in a manner such that Limited Partners holding Class A Units shall receive distributions 15% greater than the distributions received by the holders of Class B Units.

8. LITIGATION

In November 1995, a limited partner of the Partnership filed a lawsuit against S-P Properties, Inc., the General Partner of the Partnership, among others, alleging claims of breach of fiduciary duty and breach of contract. The case is presently in discovery. The Partnership and the General Partner deny any wrongdoing and intend to vigorously defend against the Plaintiff's claims. The amount of any liability which might finally exist cannot reasonably be estimated and no provision for loss has been made in the accompanying financial statements.

                            SIERRA MIRA MESA PARTNERS
                       (A CALIFORNIA GENERAL PARTNERSHIP)

                    AUDITED CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 1996

INDEPENDENT AUDITORS' REPORT

To the Partners of
Sierra Mira Mesa Partners

We have audited the accompanying consolidated balance sheets of Sierra Mira Mesa Partners, a California general partnership, (the "Partnership") as of December 31, 1996 and 1995, and the related consolidated statements of operations, changes in partners' equity and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sierra Mira Mesa Partners as of December 31, 1996 and 1995, and the results of its operations and cash flows for each for the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.

DELOITTE & TOUCHE LLP

Houston, Texas
February 24, 1997

                            SIERRA MIRA MESA PARTNERS
                       (A California General Partnership)

                           CONSOLIDATED BALANCE SHEETS
                           December 31, 1996 and 1995

                                             December 31,       December 31,
                                                 1996              1995
                                             ------------       -----------
ASSETS

Cash and cash equivalents                    $     26,721       $ 1,325,020
Receivables:
   Unbilled rent (Notes 1 and 4)                1,186,818         1,021,948
   Other                                          169,241            98,955
Due from affiliates, net (Note 3)               1,536,968         1,830,588
Income-producing property - net of
   accumulated depreciation of
   $4,819,832 in 1996 and $3,198,509
   in 1995 (Notes 1 and 4)                      9,449,032         7,059,867
Investment in unconsolidated
   joint ventures (Notes 1 and 5)               2,773,176         3,306,143
Other assets (Notes 1, 2 and 3)                 1,119,115         1,044,860
                                             ------------       -----------
Total Assets                                 $ 16,261,071       $15,687,381
                                             ============       ===========
LIABILITIES AND GENERAL PARTNERS' EQUITY

Accrued and other liabilities (Note 2)       $    104,428       $    62,940
Due to Sierra Pacific Pension
   Investors '84 (Note 3)                       1,311,300         1,300,000
Notes payable (Note 6)                          6,012,512         5,467,368
                                             ------------       -----------
Total Liabilities                               7,428,240         6,830,308
                                             ------------       -----------
Minority interest in consolidated
   joint venture (Note 1)                        (341,689)                0

General Partners' equity
  (Notes 1 and 7)                               9,174,520         8,857,073
                                             ------------       -----------
Total Liabilities and General
  Partners' equity                           $ 16,261,071       $15,687,381
                                             ============       ===========

                             See Accompanying Notes

                            SIERRA MIRA MESA PARTNERS
                       (A California General Partnership)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
              For the Years Ended December 31, 1996, 1995 and 1994

                                                  1996             1995             1994
                                              -----------      -----------      -----------
Revenues:
   Rental income (Note 1)                     $ 1,808,673      $ 1,529,497      $ 1,458,990
   Interest income                                178,726          181,358          292,408
   Other income                                         0                0           83,614
                                              -----------      -----------      -----------
                          Total revenues        1,987,399        1,710,855        1,835,012
                                              -----------      -----------      -----------
Expenses:
   Operating expenses:
   Depreciation and amortization                  813,359          586,602          526,253
   Property taxes and insurance                    53,587          126,078          117,827
   Administrative fees (Note 3)                   101,142           63,623           45,149
   Maintenance and repairs                        262,271          201,373          211,374
   Management fees (Note 3)                        93,780           79,388          101,977
   Utilities                                      138,443          126,769          129,425
   Legal and accounting                            42,011           20,231           34,940
   General and administrative                       4,484            3,475            5,787
   Salaries and payroll taxes                           0            2,151           24,642
   Renting expenses                                 5,128              205            7,144
   Other operating expenses                        27,747           17,913           12,562
                                              -----------      -----------      -----------
                Total operating expenses        1,541,952        1,227,808        1,217,080

   Interest                                       559,759          392,088          366,330
                                              -----------      -----------      -----------
                          Total expenses        2,101,711        1,619,896        1,583,410
                                              -----------      -----------      -----------
(LOSS) INCOME BEFORE PARTNERSHIP'S SHARE
   OF UNCONSOLIDATED JOINT VENTURE LOSSES        (114,312)          90,959          251,602
                                              -----------      -----------      -----------
PARTNERSHIP'S SHARE OF UNCONSOLIDATED
   JOINT VENTURE LOSSES (Note 5)                 (354,765)        (694,095)        (491,079)
                                              -----------      -----------      -----------
LOSS BEFORE EXTRAORDINARY GAIN                   (469,077)        (603,136)        (239,477)

EXTRAORDINARY GAIN ON EXTINGUISHMENT
   OF DEBT (Note 6)                             1,200,381                0                0
                                              -----------      -----------      -----------
INCOME (LOSS) BEFORE MINORITY INTEREST'S
   SHARE OF CONSOLIDATED JOINT VENTURE
   LOSS                                           731,304         (603,136)        (239,477)
                                              -----------      -----------      -----------
MINORITY INTEREST'S SHARE OF CONSOLIDATED
   JOINT VENTURE LOSS FROM CONTINUING
   OPERATIONS                                     102,787                0                0

MINORITY INTEREST'S SHARE OF CONSOLIDATED
   JOINT VENTURE EXTRAORDINARY GAIN              (516,644)               0                0
                                              -----------      -----------      -----------
NET INCOME (LOSS)                             $   317,447      $  (603,136)     $  (239,477)
                                              ===========      ===========      ===========

                             See Accompanying Notes

                            SIERRA MIRA MESA PARTNERS
                       (A California General Partnership)

         CONSOLIDATED STATEMENTS OF CHANGES IN GENERAL PARTNERS' EQUITY
              For the Years Ended December 31, 1996, 1995 and 1994

                                                               General Partners
                                                 ---------------------------------------------
                                                Sierra Pacific   Sierra Pacific
                                                 Development        Pension
                                                   Fund II        Investors '84       Total
                                                 -----------      -------------    -----------
General Partners' equity - January 1, 1994       $ 4,978,391      $ 4,783,160      $ 9,761,551

Net loss                                            (122,133)        (117,344)        (239,477)
Contributions                                        145,350          139,650          285,000
Distributions                                       (135,150)        (129,850)        (265,000)
                                                 -----------      -----------      -----------
General Partners' equity - December 31, 1994       4,866,458        4,675,616        9,542,074
Net loss                                            (307,600)        (295,536)        (603,136)
Contributions                                        768,258        1,275,036        2,043,295
Distributions                                       (810,009)      (1,315,150)      (2,125,160)
                                                 -----------      -----------      -----------
General Partners' equity - December 31, 1995       4,517,107        4,339,966        8,857,073
Net income                                           161,898          155,549          317,447
                                                 -----------      -----------      -----------
General Partners' equity - December 31, 1996     $ 4,679,005      $ 4,495,515      $ 9,174,520
                                                 ===========      ===========      ===========

                             See Accompanying Notes

                            SIERRA MIRA MESA PARTNERS
                       (A California General Partnership)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              For the Years Ended December 31, 1996, 1995 and 1994

                                                                 1996             1995             1994
                                                             -----------      -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                          $   317,447      $  (603,136)     $  (239,477)
  Adjustments to reconcile net income (loss)
  to cash provided by (used in) operating activities:
    Depreciation and amortization                                813,359          586,602          526,253
    Gain from extinguishment of debt                          (1,200,381)               0                0
    Undistributed losses of
      unconsolidated joint ventures                              354,765          694,095          491,079
    Minority interest in consolidated
      joint venture income                                       413,857                0                0
    (Increase) decrease in rent receivable                      (164,870)         (97,228)         310,013
    (Increase) decrease in other receivables                     (70,286)         (98,955)          20,079
    Increase in other assets                                    (293,798)        (592,548)        (151,580)
    Increase (decrease) in accrued and other liabilities          12,579          (26,419)           6,449
                                                             -----------      -----------      -----------
  Net cash provided by (used in) operating activities            182,672         (137,589)         962,816
                                                             -----------      -----------      -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Payments for property additions                             (745,134)         (45,552)         (60,054)
    Capital contributions to
      unconsolidated joint ventures                             (824,400)      (1,972,826)      (2,100,000)
    Distributions received from unconsolidated
      joint ventures                                             731,500          488,566                0
                                                             -----------      -----------      -----------
  Net cash used in investing activities                         (838,034)      (1,529,812)      (2,160,054)
                                                             -----------      -----------      -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Loans to affiliates                                           (4,771)        (142,801)               0
    Repayments of loans to affiliates                            142,801                0                0
    Borrowings from affiliates                                   166,890        1,300,000                0
    Repayments of borrowings from affiliates                           0                0        1,462,213
    Cash contributions from General Partners                           0        2,043,295          285,000
    Cash distributions                                                 0       (2,125,160)        (265,000)
    Principal proceeds from notes payable                              0        5,500,000                0
    Principal payments on notes payable                         (992,832)      (3,612,225)        (272,418)
                                                             -----------      -----------      -----------
  Net cash (used in) provided by financing activities           (687,912)       2,963,109        1,209,795
                                                             -----------      -----------      -----------
NET (DECREASE) INCREASE IN CASH
   AND CASH EQUIVALENTS                                       (1,343,274)       1,295,708           12,557

CASH AND CASH EQUIVALENTS - Beginning of year                  1,369,995           29,312           16,755
                                                             -----------      -----------      -----------
CASH AND CASH EQUIVALENTS - End of year                      $    26,721      $ 1,325,020      $    29,312
                                                             ===========      ===========      ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION:
  Cash paid during the year for interest                     $   580,906      $   399,521      $   363,899
                                                             ===========      ===========      ===========

                             See Accompanying Notes

                            SIERRA MIRA MESA PARTNERS
                       (A CALIFORNIA GENERAL PARTNERSHIP)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

Sierra Mira Mesa Partners ("SMMP"), a California general partnership, was formed in 1985 between Sierra Pacific Development Fund II ("SPDFII") and Sierra Pacific Pension Investors '84 ("SPPI'84") to develop and operate the real property known as Sierra Mira Mesa, an office building, located in San Diego, California. The property contains 89,560 square feet and is 98% leased at December 31, 1996. At December 31, 1996 Sierra Pacific Development Fund II's interest in SMMP was 51%; the remaining 49% interest was owned by Sierra Pacific Pension Investors '84.

S-P Properties, Inc. is the General Partner and manager of SPDFII and SPPI'84. On December 30, 1994, all of the outstanding stock of TCP, Inc. was sold to Finance Factors, Inc. TCP, Inc. owns all of the common stock of S-P Properties, Inc. Finance Factors was a subsidiary of CGS Real Estate Company, Inc., a national real estate company. In July 1995, Finance Factors, Inc. merged with Bancor Real Estate Company, Inc., another subsidiary of CGS Real Estate Company, Inc.

SMMP also holds investments in three other industrial/commercial properties through its investments in unconsolidated joint ventures. Refer to Note 5 for additional information.

BASIS OF FINANCIAL STATEMENTS

The Partnership maintains its books and prepares its financial statements in accordance with generally accepted accounting principles. However, the Partnership prepares its tax returns on the accrual basis of accounting as defined by the Internal Revenue Code with adjustments to reconcile book and taxable income (loss) for differences in the treatment of certain income and expense items. The accompanying financial statements do not reflect any provision for federal or state income taxes since such taxes are the obligation of the individual partners.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.

The consolidated financial statements of SMMP include the accounts of SMMP and Sorrento I Partners, a majority owned joint venture as of December 31, 1996. Sorrento I Partners was accounted for under the equity method in the prior year. The financial statements of SMMP for prior years have not been restated as the consolidation was accounted for as a step acquisition in accordance with Accounting Research Bulletin No. 51, "Consolidated Financial Statements". All significant intercompany balances and transactions have been eliminated in consolidation.

CASH AND CASH EQUIVALENTS

Cash and cash equivalents include highly liquid, short-term investments with original maturities of three months or less.

Sierra Mira Mesa Partners
Notes to Consolidated Financial Statements
Page two

FAIR VALUE OF FINANCIAL INSTRUMENTS

The financial instruments of the Partnership at December 31, 1996 and 1995 consist of cash and cash equivalents, receivables, due from affiliates, accounts payable and notes payable. The fair value of cash and cash equivalents, receivables and accounts payable approximate the carrying value due to the short term nature of these items. In the opinion of management, the fair value of the notes payable approximates the carrying value as the interest rate is based on market rates at December 31, 1996. Management was unable to determine the fair value of due from affiliates due to the related party nature of this receivable.

INCOME-PRODUCING PROPERTIES

Property and tenant improvements are carried at cost and depreciated on the straight-line method over the estimated lives of the related assets, ranging from three to thirty years. Tenant improvements incurred at the initial leasing of the properties are depreciated over ten years and tenant improvements incurred at the re-leasing of the properties are depreciated over the life of the related lease.

Expenditures for repairs and maintenance are charged against income as incurred. Improvements and major renewals are capitalized. Costs and the related accumulated depreciation of assets sold or retired are removed from the accounts in the year of disposal or when fully depreciated and any resulting gain or loss is reflected in income or deferred income as appropriate.

The Partnership employs a systematic approach in determining whether the value of income-producing property has been impaired. Prior to 1995, a provision for loss on a property was established if the appraised value of the property declined below its book value due to what the General Partner believed to be an other than temporary condition. A complete appraisal was performed on the property as of December 31 each year. A complete appraisal was performed on the property as of December 31, 1994 that indicated an appraised value in excess of the historical cost basis of the property.

Effective January 1, 1995, the Partnership implemented Statement of Financial Accounting Standards No. 121, "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" (the "Statement"). The Partnership regularly evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Future cash flows are estimated and compared to the carrying amount of the asset to determine if an impairment has occurred. If the sum of the expected future cash flows is less than the carrying amount of the asset, the Partnership shall recognize an impairment loss in accordance with the Statement. No provision was required due to the implementation of this Statement.

Because the determination of fair value is based upon projections of future economic events such as property occupancy rates, rental rates, operating cost inflation and market capitalization rates which are inherently subjective, the amounts ultimately realized at disposition may differ materially from the net carrying value as of December 31, 1996. The cash flows used to determine fair value and net realizable value are based on good faith estimates and assumptions developed by management. Unanticipated events and circumstances may occur and some assumptions may not materialize; therefore actual results may vary from the estimates and the variances may be material. The Partnership may provide additional write-downs which could be material in subsequent years if real estate markets or local economic conditions change.

INVESTMENT IN UNCONSOLIDATED JOINT VENTURES

The investment in unconsolidated joint ventures is stated at cost and is adjusted for the Partnership's share in earnings or losses and cash contributions to or distributions from the joint ventures (equity method).

Sierra Mira Mesa Partners
Notes to Consolidated Financial Statements
Page three

OTHER ASSETS

Deferred leasing costs represent costs incurred to lease properties and are amortized over the life of the related lease.

Deferred loan costs represent costs incurred to obtain financing and are amortized over the life of the related loan.

RENTAL INCOME AND RENT RECEIVABLE

Rental income is recognized on the straight-line method over the term of the related operating lease in accordance with the provisions of Statement of Financial Accounting Standards No. 13, "Accounting for Leases".

Unbilled rent receivable represents the difference between rent recognized on the straight-line method and actual cash due.


2. DETAILS OF CERTAIN BALANCE SHEET ACCOUNTS

Additional information regarding certain balance sheet accounts, at December 31, 1996 and 1995, is as follows:

                                                          1996           1995
                                                      ----------     ----------
Other assets:
   Prepaid expenses                                    $   24,066     $    7,314
   Deferred loan costs, net of accumulated
     amortization of $153,009 in 1996
     and $104,005 in 1995                                 207,187        256,673
   Deferred leasing costs, net of accumulated
     amortization of $689,001 in 1996 and
     $513,563 in 1995                                     782,199        747,742
   Tax impounds                                            28,936         23,099
   Tenant improvement reserves                             76,727         10,032
                                                       ----------     ----------
                                                       $1,119,115     $1,044,860
                                                       ==========     ==========
Accrued and other liabilities:
   Accounts payable                                    $   56,711     $   23,341
   Security deposits                                        2,761          2,761
   Accrued expenses                                        16,125         12,949
   Interest payable                                        28,831         23,889
                                                       ----------     ----------
                                                       $  104,428     $   62,940
                                                       ==========     ==========

3. GENERAL PARTNER AND RELATED PARTY TRANSACTIONS

In 1994, all of the common stock of TCP, Inc. was purchased by Finance Factors, Inc. from Carlsberg Management Company ("CMC"). TCP, Inc. owns all of the common stock of S-P Properties, Inc., the General Partner of the Partnership. CMC continued to manage the affairs of the Partnership through March 31, 1995.

An affiliate of S-P Properties, Inc. receives a management fee of 5.5% of the gross rental income collected from the property. This fee amounted to $93,780, $53,392 and $101,977, respectively, for the years ended December 31, 1996, 1995 and 1994. This fee was recorded as part of the operating expenses of the property.

Sierra Mira Mesa Partners
Notes to Consolidated Financial Statements
Page four

SMMP reimburses an affiliate of S-P Properties, Inc. for expenses incurred by the affiliate for services provided to SMMP such as accounting, data processing and similar services. The affiliate was reimbursed $101,142, $51,201 and $45,149, respectively, for such services for the years ended December 31, 1996, 1995 and 1994. Additionally, SMMP reimbursed an affiliate for construction supervision costs incurred by the affiliate. For the years ended December 31, 1996, 1995 and 1994, the affiliate received $48,205, $3,374 and $9,595, respectively, for tenant improvements supervisory costs.

In consideration for services rendered with respect to initial leasing of SMMP's property, an affiliate of S-P Properties, Inc. is paid initial leasing costs. For the years ended December 31, 1996 and 1995, these fees amounted to $65,120 and $0, respectively, and were recorded as deferred leasing costs. The affiliate also received $6,825 in 1994 for leasing supervision costs that were recorded as part of the operating expenses of the property. No such costs were incurred in 1995 and 1996.

During 1993, SMMP loaned funds to a former affiliate of S-P Properties, Inc. in the form of demand notes. Such liabilities were assumed by Finance Factors, Inc. which acquired S-P Properties, Inc. as of December 30, 1994. In July 1995, Finance Factors, Inc. merged with Bancor Real Estate Company, Inc. who has assumed the note. The annual interest rate of the loans was variable at bank prime plus 2-1/4% - 3% with a minimum rate of 9%. The loans totaled $2,360,000 at December 31, 1993 and were reduced to $1,687,787 at December 31, 1994. This loan was amended effective January 1, 1995 fixing the interest rate at 10%. The principal balance outstanding at December 31, 1996 is $1,687,787. Interest receivable related to this note is $169,241 and $98,955 at December 31, 1996 and 1995, respectively.

During 1995, the Partnership made a short-term, non-interest bearing loan to Sierra Pacific Development Fund II in the amount of $140,000. This loan was repaid in 1996. In 1996, the Partnership received a short-term, non-interest bearing loan from SPDFII in the amount of $155,590.

During 1995, an additional $2,801 was loaned to affiliates. This loan was repaid in 1996. During 1996, the Partnership made a non-interest bearing, short-term advance to an affiliate in the amount of $4,771. Repayment is expected in 1997.

During 1995 and 1996, the Partnership received non-interest bearing short-term advances from SPPI'84 of $1,300,000 and $11,300, respectively.

4. INCOME-PRODUCING PROPERTIES

At December 31, 1996 and 1995 the total cost and accumulated depreciation of the properties are as follows:

                                                 1996                  1995
                                             ------------          ------------
Land                                         $  3,786,458          $  2,480,940
Building and improvements                      10,482,406             7,777,436
                                             ------------          ------------
         Total                                 14,268,864            10,258,376

Accumulated depreciation                       (4,819,832)           (3,198,509)
                                             ------------          ------------
         Net                                 $  9,449,032          $  7,059,867
                                             ============          ============

Sierra Mira Mesa Partners
Notes to Consolidated Financial Statements
Page five

Future minimum base rental income, under the existing operating leases for the Sierra Mira Mesa and Sorrento I properties, to be recognized on a straight-line basis and amounts to be received on a cash basis are as follows:

           Year Ending             Straight-line              Cash
           December 31,                Basis                  Basis
           ------------            -----------             -----------
              1997                 $ 1,877,171             $ 1,791,010
              1998                   1,820,361               1,870,272
              1999                   1,755,058               1,898,605
              2000                   1,744,767               1,984,598
              2001                   1,744,767               2,075,968
           Thereafter                2,082,836               2,591,325
                                    ----------             -----------
             Total                 $11,024,960             $12,211,778
                                    ==========             ===========

The Partnership relied on two tenants for 91% of 1996 rental income; 81% is from a state governmental agency associated with workers compensation insurance and 10% is from a tenant in the communications sector.

5. INVESTMENT IN UNCONSOLIDATED JOINT VENTURES

SMMP holds the following investments accounted for under the equity method at December 31, 1996:

    o a 26.92% equity interest in Sorrento II Partners ("SIIP"), a joint venture formed on October 1, 1993 with Sierra Pacific Institutional Properties V, an affiliate, to develop and operate Sierra Sorrento II, an industrial building located in San Diego, California. SMMP's investment in SIIP as of December 31, 1996 and 1995 is $1,078,963 and $1,286,896, respectively. SMMP's share of the net loss of SIIP for the three years ended December 31, 1996, 1995, and 1994 is $61,933, $51,897 and $77,364, respectively;

    o an 18.87% equity interest in Sierra Creekside Partners ("SCP"), a joint venture formed on February 1, 1994 with Sierra Pacific Development Fund, an affiliate, to develop and operate Sierra Creekside, a commercial office building in San Ramon, California. SMMP's investment in SCP as of December 31, 1996 and 1995 is $(102,995) and $476,836, respectively.
        SMMP's share of the net loss of SCP for the two years ended December 31, 1996 and December 31, 1995 and the eleven months ended December 31, 1994 is $70,232, $96,868 and $83,254, respectively;

    o a 37.74% equity interest in Sierra Vista Partners ("SVP"), a joint venture formed on February 1, 1994 with Sierra Pacific Development Fund III, an affiliate, to develop and operate Sierra Vista, an industrial building in Anaheim, California. SMMP's investment in SVP as of December 31, 1996 and 1995 is $1,797,208 and $1,271,308, respectively. SMMP's share of the net loss of SVP for the two years ended December 31, 1996 and December 31, 1995 and the eleven months ended December 31, 1994 is $222,600, $173,375 and $164,748, respectively.

Sierra Mira Mesa Partners
Notes to Consolidated Financial Statements
Page six

The following is a summary of aggregated financial information for all investments owned by SMMP which are accounted for under the equity method:

                            CONDENSED BALANCE SHEETS


                                                  December 31,      December 31,
                                                     1996               1995
                                                  -----------        -----------
ASSETS

Cash and cash equivalents                         $   159,369        $   915,348
Restricted certificate of deposit                           0             92,782
Rent receivable                                       781,284            559,063
Due from affiliate                                     50,681                  0
Income-producing property,
  net of accumulated depreciation                  15,043,645         17,673,355
Other assets                                          732,144            831,769
                                                  -----------        -----------
Total Assets                                      $16,767,123        $20,072,317
                                                  ===========        ===========

LIABILITIES AND GENERAL PARTNERS'
  EQUITY

Accrued and other liabilities                     $   648,328        $   519,998
Note payable                                        5,213,615          8,032,405
                                                  -----------        -----------
Total Liabilities                                   5,861,943          8,552,403
                                                  -----------        -----------
Ground lessors' equity in
  income-producing property                         3,000,000          3,000,000
                                                  -----------        -----------
General Partners' equity                            7,905,180          8,519,914
                                                  -----------        -----------
Total Liabilities and General
  Partners' equity                                $16,767,123        $20,072,317
                                                  ===========        ===========

Sierra Mira Mesa Partners
Notes to Consolidated Financial Statements
Page seven

                       CONDENSED STATEMENTS OF OPERATIONS

                                           FOR THE YEAR ENDED DECEMBER 31,
                                  ---------------------------------------------
                                      1996             1995             1994
                                  -----------      -----------      -----------
Revenues:
   Rental income                  $ 2,474,335      $ 2,124,077      $ 2,036,925
   Other income                        13,968            6,915            9,111
                                  -----------      -----------      -----------
                 Total revenues     2,488,303        2,130,992        2,046,036
                                  -----------      -----------      -----------
Expenses:
   Operating expenses               1,788,643        2,009,862        2,213,433
   Depreciation and                 1,461,571        1,438,310        1,303,173
    amortization Interest             427,967          691,407          587,893
                                  -----------      -----------      -----------
                 Total expenses     3,678,181        4,139,579        4,104,499
                                  -----------      -----------      -----------
Net Loss                          $(1,189,878)     $(2,008,587)     $(2,058,463)
                                  ===========      ===========      ===========

6. NOTES PAYABLE

                                                          1996           1995
                                                       ----------     ----------
Mortgage note payable, due in monthly
installments with interest at 7.74%,
collateralized by the real property known as
Sierra Mira Mesa. This note matures in
October 2010.                                          $5,262,512     $5,467,368

Mortgage note payable, due in monthly
installments with interest at bank prime plus
2-1/2%, collateralized by the real property
known as Sorrento I. This note was retired in
1996.                                                           0      2,782,863

Mortgage note payable to affiliate, due in
monthly installments with interest at the one
year Treasury rate plus 375 basis points,
collateralized by the real property known as
Sorrento I. This note matures in May 2016.                750,000              0
                                                       ----------     ----------
                                                       $6,012,512     $8,250,231
                                                       ==========     ==========

CGS Real Estate Company, Inc. ("CGS"), an affiliate of the General Partner, acquired the Sorrento I mortgage note, due in July 1998, and security documents from the bank in May 1996. In connection with the purchase of the bank note and security documents by CGS, the Partnership made a principal payment to the bank of $750,000 and entered into a $750,000 note agreement with CGS (the "CGS Agreement"). The CGS Agreement, collaterized by real and personal property, calls for monthly interest payments through December 1996 and monthly principal and interest payments thereafter until maturity on May 31, 2016. The interest rate is fixed at 9.34% per annum for the first year of the note and will thereafter be the one year Treasury rate plus 375 basis points.

Sierra Mira Mesa Partners
Notes to Consolidated Financial Statements
Page eight

At any time upon 120 days written notice to CGS, the Partnership may fully discharge the note by the payment of an amount equal to $750,000 less the aggregate amount of principal paid under the note between the date of the CGS Agreement and the date of payment plus any interest due.

The excess of the net carrying amount of the balance due under the bank note agreement, net of unamortized deferred loan fees, over the balance due under the CGS Agreement was recognized as an extraordinary item in the current year of $1,200,381.

Annual maturities under the Sierra Mira Mesa note and the CGS Agreement as of December 31, 1996 are: $235,523 in 1997; $254,660 in 1998; $275,356 in 1999;
$297,737 in 2000; $321,943 in 2001; and $4,627,293 thereafter.

7. GENERAL PARTNERS' EQUITY

Accrual basis profits and losses resulting from operations of the Partnership are allocated 51% to Sierra Pacific Development Fund II and 49% to Sierra Pacific Pension Investors '84.

                              SIERRA VISTA PARTNERS
                       (A CALIFORNIA GENERAL PARTNERSHIP)

                          AUDITED FINANCIAL STATEMENTS

                                DECEMBER 31, 1996

INDEPENDENT AUDITORS' REPORT

To the Partners of
Sierra Vista Partners

We have audited the accompanying balance sheets of Sierra Vista Partners, a California general partnership, (the "Partnership") as of December 31, 1996 and 1995, and the related statements of operations, changes in partners' equity and cash flows for the years in the period ended December 31, 1996. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sierra Vista Partners as of December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.

DELOITTE & TOUCHE LLP

Houston, Texas
February 24, 1997, except for Note 5, which the date is April 10, 1997

                              SIERRA VISTA PARTNERS
                       (A California General Partnership)

                                 BALANCE SHEETS
                           December 31, 1996 and 1995

                                                December 31,      December 31,
                                                   1996              1995
                                                ----------        ----------
ASSETS

Cash and cash equivalents                       $   97,439        $   16,171
Restricted certificate of deposit (Note 5)               0            92,782
Receivables:
  Unbilled rent (Notes 1 and 4)                     97,448            59,150
  Billed rent (Note 1)                              88,445            24,654
  Other                                              1,261                 0
Due from affiliates (Note 3)                         4,770                 0
Income-producing property - net of
  accumulated depreciation and
  valuation allowance of $4,401,334 in 1996
  and $3,944,100 in 1995 (Notes 1 and 4)         5,827,882         5,700,014
Other assets (Notes 1 and 2)                       154,690           167,196
                                                ----------        ----------
Total Assets                                    $6,271,935        $6,059,967
                                                ==========        ==========
LIABILITIES AND GENERAL PARTNERS' EQUITY

Accrued and other liabilities (Note 2)          $  225,556        $  172,263
Note payable (Note 5)                            3,410,795         3,410,795
                                                ----------        ----------
Total Liabilities                                3,636,351         3,583,058
                                                ----------        ----------
General Partners' equity (Notes 1 and 6)         2,635,584         2,476,909
                                                ----------        ----------
Total Liabilities and General
   Partners' equity                             $6,271,935        $6,059,967
                                                ==========        ==========

                             See Accompanying Notes

                              SIERRA VISTA PARTNERS
                       (A California General Partnership)

                            STATEMENTS OF OPERATIONS
                 For the Years Ended December 31, 1996, 1995 and
      the Period February 1, 1994 (date of inception) to December 31, 1994

                                         1996           1995            1994
                                     -----------     ----------     -----------
REVENUES:
  Rental income (Note 1)             $   735,569     $  615,088     $   622,310
                                     -----------     ----------     -----------
                   Total revenues        735,569        615,088         622,310
                                     -----------     ----------     -----------
EXPENSES:
Operating expenses:
    Depreciation and amortization        545,989        471,498         433,180
    Maintenance and repairs              122,293         98,716          72,103
    Property taxes and insurance          69,754         93,917          89,531
    Administrative fees (Note 3)          73,047         66,842          56,545
    Utilities                             60,183         57,938          49,662
    Legal and accounting                  29,846         39,779          49,442
    Management fees  (Note 3)             38,873         38,035          38,163
    Salaries and payroll taxes            53,276         34,287          33,163
    General and administrative             5,860         33,220           4,351
    Renting expenses                       4,764         20,221          34,243
    Provision for loss (Note 1)                0              0         300,000
    Other operating expenses              57,303         50,775          30,214
                                     -----------     ----------     -----------
        Total operating expenses       1,061,188      1,005,228       1,190,597

Interest                                 264,206        311,218         322,244
                                     -----------     ----------     -----------
                   Total expenses      1,325,394      1,316,446       1,512,841
                                     -----------     ----------     -----------
Net loss                             $  (589,825)    $ (701,358)    $  (890,531)
                                     ===========     ==========     ===========

                             See Accompanying Notes

                              SIERRA VISTA PARTNERS
                       (A California General Partnership)

                STATEMENTS OF CHANGES IN GENERAL PARTNERS' EQUITY
                For the Years Ended December 31, 1996, 1995 and the Period February 1, 1994 (date of inception) to December 31, 1994

                                                                  General Partners
                                                   -------------------------------------------------
                                                  Sierra Pacific        Sierra
                                                   Development         Mira Mesa
                                                    Fund III           Partners             Total
                                                   -----------        -----------        -----------
Contributions at inception, February 1, 1994       $ 2,459,367        $   870,000        $ 3,329,367
Net loss                                              (725,783)          (164,748)          (890,531)
                                                   -----------        -----------        -----------
General Partners' equity - December 31, 1994         1,733,584            705,252          2,438,836
Net loss                                              (527,983)          (173,375)          (701,358)
Contributions                                                0            796,356            796,356
Distributions                                                0            (56,925)           (56,925)
                                                   -----------        -----------        -----------
General Partners' equity - December 31, 1995         1,205,601          1,271,308          2,476,909
Net loss                                              (367,225)          (222,600)          (589,825)
Contributions                                                0            748,500            748,500
Distributions                                                0                  0                  0
                                                   -----------        -----------        -----------
General Partners' equity - December 31, 1996       $   838,376        $ 1,797,208        $ 2,635,584
                                                   ===========        ===========        ===========

                             See Accompanying Notes

                              SIERRA VISTA PARTNERS
                       (A California General Partnership)
                            STATEMENTS OF CASH FLOWS
                For the Years Ended December 31, 1996, 1995 and
      the Period February 1, 1994 (date of inception) to December 31, 1994

                                                                 1996             1995             1994
                                                               ---------        ---------        ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                     $(589,825)       $(701,358)       $(890,531)
  Adjustments to reconcile net loss
  to cash used in operating activities:
    Depreciation and amortization                                545,989          471,498          433,180
    Provision for loss                                                 0                0          300,000
    (Increase) decrease in rent receivable                      (102,089)         (27,601)          24,604
    Increase in other receivables                                 (1,261)               0                0
    Increase in other assets                                     (68,979)        (114,779)         (92,215)
    Increase (decrease) in accrued and other liabilities          53,293           59,735          (55,550)
                                                               ---------        ---------        ---------
    Net cash used in operating activities                       (162,872)        (312,505)        (280,512)
                                                               ---------        ---------        ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Payments for property additions                               (592,372)        (322,099)         (53,157)
  Payment for restricted certificate of deposit                        0          (92,782)               0
  Release of restricted certificate of deposit                    92,782                0                0
                                                               ---------        ---------        ---------
  Net cash used in investing activities                         (499,590)        (414,881)         (53,157)
                                                               ---------        ---------        ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Contributions from General Partner                             748,500          796,356          870,000
  Distributions to General Partner                                     0          (56,925)               0
  Payments to affiliates                                          (4,770)               0         (509,000)
  Principal payments on note payable                                   0                0          (23,205)
                                                               ---------        ---------        ---------
      Net cash provided by financing activities                  743,730          739,431          337,795
                                                               ---------        ---------        ---------
NET INCREASE  IN CASH
    AND CASH EQUIVALENTS                                          81,268           12,045            4,126

CASH AND CASH EQUIVALENTS - Beginning of period                   16,171            4,126                0
                                                               ---------        ---------        ---------
CASH AND CASH EQUIVALENTS - End of period                      $  97,439        $  16,171        $   4,126
                                                               =========        =========        =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION:
  Cash paid during the period for interest                     $ 240,000        $ 326,927        $ 348,332
                                                               =========        =========        =========

In February 1994, Sierra Pacific Development Fund III contributed the net assets in the Sierra Vista Property to Sierra Vista Partners in exchange for an equity interest. This transaction is a non cash item not reflected in the above statements of cash flows.

                             See Accompanying Notes

                              SIERRA VISTA PARTNERS
                       (A CALIFORNIA GENERAL PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

Sierra Vista Partners (the "Partnership") was organized on February 1, 1994 as a California general partnership between Sierra Pacific Development Fund III ("SPDFIII") and Sierra Mira Mesa Partners ("SMMP") to develop and operate the real property known as Sierra Vista (the "Property"), an industrial building located in Anaheim, California. The Property includes four buildings comprising 102,855 rentable square feet and is 91% occupied at December 31, 1996. At December 31, 1996, the Partnership is 62.26% owned by SPDFIII and 37.74% owned by SMMP.

S-P Properties, Inc. is the General Partner of SPDFIII and of SMMP's general partners, Sierra Pacific Development Fund II ("SPDFII") and Sierra Pacific Pension Investors '84 ("SPPI'84"). On December 30, 1994, all of the outstanding stock of TCP, Inc. was sold to Finance Factors, Inc. TCP, Inc. owns all of the common stock of S-P Properties, Inc. Finance Factors was a subsidiary of CGS Real Estate Company, Inc., a national real estate company. In July 1995, Finance Factors, Inc. merged with Bancor Real Estate Company, Inc., another subsidiary of CGS Real Estate Company, Inc.

BASIS OF FINANCIAL STATEMENTS

The Partnership maintains its books and prepares its financial statements in accordance with generally accepted accounting principles. However, the Partnership prepares its tax returns on the accrual basis of accounting as defined by the Internal Revenue Code with adjustments to reconcile book and taxable income (loss) for differences in the treatment of certain income and expense items. The accompanying financial statements do not reflect any provision for federal or state income taxes since such taxes are the obligation of the individual partners.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS

Cash and cash equivalents include highly liquid, short-term investments with original maturities of three months or less.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The financial instruments of the Partnership at December 31, 1996 and 1995 consist of cash and cash equivalents, receivables, due from affiliates, accounts payable and note payable. The fair value of cash and cash equivalents, receivables, and accounts payable approximates the carrying value due to the short term nature of these items. The fair value of the note payable approximates the carrying value based on market rates at December 31, 1996. The fair value of due from affiliates can not be determined due to the related party nature of this receivable.

Sierra Vista Partners
Notes to Financial Statements
Page two

INCOME-PRODUCING PROPERTY

Property and tenant improvements are carried at cost and depreciated on the straight-line method over the estimated lives of the related assets, ranging from one to thirty years. Tenant improvements incurred at the initial leasing of the property are depreciated over ten years and tenant improvements incurred at the re-leasing of the property are depreciated over the life of the related lease.

Expenditures for repairs and maintenance are charged against income as incurred. Improvements and major renewals are capitalized. Costs and the related accumulated depreciation of assets sold or retired are removed from the accounts in the year of disposal or when fully depreciated and the resulting gain or loss is reflected in income or deferred income as appropriate.

The Partnership employs a systematic approach in determining whether the value of income-producing property has been impaired. Prior to 1995, a provision for loss on a property was established if the appraised value of the property declined below its book value due to what the General Partner believed to be an other than temporary condition. A complete appraisal was performed on the property as of December 31 each year. A provision for loss on the property was established as the appraised value of the property declined below book value because of depressed real estate market conditions, which the General Partner believed to be other than temporary.

Effective January 1, 1995, the Partnership implemented Statement of Financial Accounting Standards No. 121, "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" (the "Statement"). The Partnership regularly evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Future cash flows are estimated and compared to the carrying amount of the asset to determine if an impairment has occurred. If the sum of the expected future cash flows is less than the carrying amount of the asset, the Partnership shall recognize an impairment loss in accordance with the Statement. No additional provision was required with the implementation of this Statement.

Because the determination of fair value is based upon projections of future economic events such as property occupancy rates, rental rates, operating cost inflation and market capitalization rates which are inherently subjective, the amounts ultimately realized at disposition may differ materially from the net carrying value as of December 31, 1996. The cash flows used to determine fair value and net realizable value are based on good faith estimates and assumptions developed by management. Unanticipated events and circumstances may occur and some assumptions may not materialize; therefore actual results may vary from the estimates and the variances may be material. The Partnership may provide additional write-downs which could be material in subsequent years if real estate markets or local economic conditions change.

OTHER ASSETS

Deferred leasing costs represent costs incurred to lease properties and are amortized over the life of the related lease.

Deferred loan costs represent costs incurred to obtain financing and are amortized over the life of the related loan.

RENTAL INCOME AND RENT RECEIVABLE

Rental income is recognized on the straight-line method over the term of the related operating lease in accordance with the provisions of Statement of Financial Accounting Standards No. 13, "Accounting for Leases".

Rent receivable consists of (a) unbilled rent - the difference between rent recognized on the straight-line method and actual cash due; and (b) billed rent
- rent due but not yet received.

Sierra Vista Partners
Notes to Financial Statements
Page three

2. DETAILS OF CERTAIN BALANCE SHEET ACCOUNTS

Additional information regarding certain balance sheet accounts, at December 31, 1996 and 1995, is as follows:

                                                   1995           1996
                                                 --------       --------
Other assets:
   Prepaid expenses                              $ 34,686       $ 60,669
   Deferred loan costs, net of accumulated
     amortization of $5,035 in
     1996 and $44,033 in 1995                         315         12,647
   Deferred leasing costs, net of accumulated
     amortization of $121,924 in
     1996 and $91,276 in 1995                     119,689         93,880
                                                 --------       --------
                                                 $154,690       $167,196
                                                 ========       ========
Accrued and other liabilities:
   Accounts payable                              $106,400       $ 92,776
   Accrued expenses                                 8,543          3,121
   Security deposits                               82,248         51,088
   Interest payable                                20,000         20,000
   Other                                            8,365          5,278
                                                 --------       --------
                                                 $225,556       $172,263
                                                 ========       ========

3. GENERAL PARTNER AND RELATED PARTY TRANSACTIONS

In 1994, all of the common stock of TCP, Inc. was purchased by Finance Factors, Inc. from Carlsberg Management Company ("CMC"). TCP, Inc. owns all of the common stock of S-P Properties, Inc., the General Partner of the Partnership. CMC continued to manage the affairs of the Partnership through March 31, 1995.

An affiliate of S-P Properties, Inc. may receive a management fee of 6% of the gross rental income collected from the property. Management fees paid to affiliates for the years ended December 31, 1996 and 1995 and for the period ended December 31, 1994 were $38,873, $23,615 and $38,163, respectively.

An affiliate of S-P Properties, Inc. is entitled to reimbursement for expenses incurred by the affiliate for services provided to the Partnership such as accounting, legal, data processing and similar services. The affiliate was reimbursed $73,047, $55,468 and $56,545 for such services for the years ended December 31, 1996 and 1995 and for the period ended December 31, 1994, respectively. Additionally, the Partnership reimbursed the affiliate for construction supervision costs incurred by the affiliate. For the years ended December 31, 1996 and 1995 and for the period ended December 31, 1994 the affiliate received $7,782, $20,576 and $4,917, respectively, for tenant improvements supervisory costs.

In consideration for services rendered with respect to initial leasing of Partnership properties, an affiliate of S-P Properties, Inc. is paid initial leasing costs. For the years ended December 31, 1996 and 1995 these fees amounted to $91,660 and $46,838, respectively, and were recorded as deferred leasing costs. For the period ended December 31, 1994, the affiliate also received $7,125 for leasing supervision costs that were recorded as part of renting expenses of the properties. No such costs were incurred in 1995 and 1996.

Sierra Vista Partners
Notes to Financial Statements
Page four


During 1996, the Partnership made a short-term, non-interest bearing loan to an affiliate. Repayment is expected in 1997.

4. INCOME-PRODUCING PROPERTIES

At December 31, 1996 and 1995 the total cost and accumulated depreciation of the property are as follows:

                                                 1996                  1995
                                             ------------           -----------
Land                                         $  2,878,269           $ 2,878,269
Building and improvements                       7,350,947             6,765,845
                                             ------------           -----------
              Total                            10,229,216             9,644,114

Accumulated depreciation                       (2,801,334)           (2,344,100)
Valuation allowance                            (1,600,000)           (1,600,000)
                                             ------------           -----------
              Net                            $  5,827,882           $ 5,700,014
                                             ============           ===========

Future minimum base rental income, under the existing operating leases for the Property, to be recognized on a straight-line basis and amounts to be received on a cash basis are as follows:

                                             Straight-line               Cash
    Year Ending December 31,                     Basis                   Basis
    ------------------------                  ----------              ----------
           1997                               $  642,629              $  665,999
           1998                                  479,876                 514,002
           1999                                  283,518                 295,742
           2000                                  146,843                 159,909
           2001                                   82,608                  92,906
        Thereafter                                24,651                  29,015
                                              ----------              ----------
            Total                             $1,660,125              $1,757,573
                                              ==========              ==========

No tenant or group of mutually controlled tenants generated 10% or more of 1996 rental income.

Sierra Vista Partners
Notes to  Financial Statements
Page five

5. NOTE PAYABLE

In August 1995, the Partnership's non-recourse note payable, secured by the Property, was restructured. The restructure extended the note maturity from May 1996 to February 1997 and increased the collateral of real and personal property to include a certificate of deposit in the amount of $92,782. The assignment of the certificate of deposit provides for the release of this collateral when the property achieves a 90% occupancy rate. The property is 91% occupied at December 31, 1996. The annual interest rate was reduced from 3% above Bank of America's prime rate to a fixed rate of 8% retroactive to June 1995. The required monthly interest payments were reduced from $31,700 to $20,000 effective August 1995.

On April 10, 1997, the Partnership's note was paid off. On the same date, the Partnership entered into a new loan agreement in the amount of $3,050,000. This loan, which is secured by the Sierra Vista property, bears interest at 9.375 % and calls for monthly principal and interest payments of $25,807.02 on the first day of each month. Such payments shall continue until May 2007, when the indebtedness is due in full. There is a 1% premium for prepayment of this note.

6. GENERAL PARTNERS' EQUITY

Each partner's initial percentage interest in the capital contributed to the Partnership was as follows: SPDFIII - 81.5% and SMMP - 18.5%. Said percentage interest for each partner is to be adjusted January 1st of each fiscal year during the term of the Partnership, commencing January 1, 1995, in the event of any capital contributions made by or capital distributions made to any of the partners during the preceding fiscal year so that the partners' percentage interest shall be equal to the percentage share of the partners' aggregate net cash contributions from the inception of the Partnership. Partnership profits and losses, distributions and voting rights are allocated based upon the calculated percentage interests.

SMMP made additional cash contributions of $270,000, $796,356 and $748,500 and received distributions of $0, $56,925 and $0 during 1994, 1995 and 1996, respectively. Accordingly, as of January 1, 1996, SMMP's interest in the Partnership was increased to 37.74% and SPDFIII's interest in the Partnership was decreased to 62.26%.

Under the terms of the Partnership joint venture agreement, SMMP will receive preferential cash distributions of available "Distributable Funds" from the operation of the Partnership or sale of its property to the extent of its capital contributions. Additional Distributable Funds are allocable to SPDFIII to the extent of the deemed fair value of its property contribution, and the remainder to SPDFIII and SMMP in proportion to their respective equity interests.

                               SORRENTO I PARTNERS
                       (A CALIFORNIA GENERAL PARTNERSHIP)

                          AUDITED FINANCIAL STATEMENTS

                                DECEMBER 31, 1995

INDEPENDENT AUDITORS' REPORT

To the Partners of
Sierra Sorrento I Partners

We have audited the accompanying balance sheets of Sorrento I Partners, a California general partnership, (the "Partnership") as of December 31, 1995 and 1994, and the related statements of operations, changes in partners' equity (deficit) and cash flows for each of the two years ended December 31, 1995 and the period April 1, 1993 (date of inception) to December 31, 1993. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sorrento I Partners as of December 31, 1995 and 1994, and the results of its operations and its cash flows for each of the two years ended December 31, 1995 and the period April 1, 1993 (date of inception) to December 31, 1993 in conformity with generally accepted accounting principles.

DELOITTE & TOUCHE LLP

Los Angeles, California
February 19, 1996

                               SORRENTO I PARTNERS
                             (A General Partnership)

                                 BALANCE SHEETS
                           December 31, 1995 and 1994

                                                               December 31,      December 31,
                                                                  1995               1994
                                                               -----------        -----------
ASSETS

Cash and cash equivalents                                      $    44,975        $     9,631
Receivables:
   Billed rent (Notes 1 and 4)                                           0              5,880
Income-producing property - net of accumulated
     depreciation of $1,057,537 in 1995 and
      $948,204 in 1994 (Notes 1, 4 and 5)                        2,218,597          2,333,966
Other assets (Notes 1 and 2)                                        63,751             76,622
                                                               -----------        -----------
Total Assets                                                   $ 2,327,323        $ 2,426,099
                                                               ===========        ===========
LIABILITIES AND GENERAL PARTNERS' EQUITY (DEFICIT)

Accrued and other liabilities (Note 2)                         $    28,904        $    40,202
Note payable (Note 5)                                            2,782,863          2,731,010
                                                               -----------        -----------
Total Liabilities                                                2,811,767          2,771,212
                                                               -----------        -----------
Geaneral Partners' equity (deficit) (Notes 1 and 6)               (484,444)          (345,113)
                                                               -----------        -----------
Total Liabilities and General Partners' equity (deficit)       $ 2,327,323        $ 2,426,099
                                                               ===========        ===========

                             See Accompanying Notes

                               SORRENTO I PARTNERS
                             (A General Partnership)

                            STATEMENTS OF OPERATIONS
             For the Years Ended December 31, 1995 and 1994 and the
         Period April 1, 1993 (date of inception) to December 31, 1993

                                                         1995             1994             1993
                                                    ---------        ---------        ---------
Revenues:
   Rental income (Note 1)                           $       0        $ 351,691        $ 235,288
   Interest income                                          0                0            1,441
                                                    ---------        ---------        ---------
                               Total revenues               0          351,691          236,729
                                                    ---------        ---------        ---------
Expenses:
   Operating expenses:
   Depreciation and amortization                      136,089          154,876          121,649
   Property taxes and insurance                        39,208           43,250           43,435
   Administrative fees (Note 3)                        40,354           51,575           40,424
   Maintenance and repairs                             31,500           47,420           42,085
   Management fees (Note 3)                                 0           21,101           14,117
   Utilities                                           16,175            2,443            6,614
   Legal and accounting                                26,090           37,425            9,160
   General and administrative                          29,041            8,322            1,454
   Salaries and payroll taxes                           1,561            9,663            9,933
   Renting expenses                                         0            6,380              404
   Other operating expenses                             8,980            6,094            6,414
                                                    ---------        ---------        ---------
                     Total operating expenses         328,998          388,549          295,689

   Interest                                           310,575          264,274          181,885
                                                    ---------        ---------        ---------
                     Total costs and expenses         639,573          652,823          477,574
                                                    ---------        ---------        ---------
NET LOSS                                            $(639,573)       $(301,132)       $(240,845)
                                                    =========        =========        =========

                             See Accompanying Notes

                               SORRENTO I PARTNERS
                             (A General Partnership)

           STATEMENTS OF CHANGES IN GENERAL PARTNERS' EQUITY (DEFICIT)
             For the Years Ended December 31, 1995 and 1994 and the
         Period April 1, 1993 (date of inception) to December 31, 1993

                                                                           General Partners
                                                              ------------------------------------------
                                                            Sierra Pacific      Sierra
                                                             Development       Mira Mesa
                                                              Fund III         Partners          Total
                                                              ---------        ---------        --------
Contributions at inception, April 1, 1993                     $(246,972)       $ 383,836       $ 136,864
Net loss                                                       (108,308)        (132,537)       (240,845)
                                                              ---------        ---------        --------
General Partners' equity (deficit) - December 31, 1993         (355,280)         251,299        (103,981)
Net loss                                                       (135,419)        (165,713)       (301,132)
Contributions                                                         0           60,000          60,000
                                                              ---------        ---------        --------
General  Partners' equity (deficit) - December 31, 1994        (490,699)         145,586        (345,113)
Net loss                                                       (264,847)        (374,726)       (639,573)
Contributions                                                         0          500,242         500,242
                                                              ---------        ---------        --------
General Partners' equity (deficit) - December 31, 1995        $(755,546)       $ 271,102       $(484,444)
                                                              =========        =========        ========

                             See Accompanying Notes

                               SORRENTO I PARTNERS
                             (A General Partnership)

                            STATEMENTS OF CASH FLOWS
             For the Years Ended December 31, 1995 and 1994 and the
          Period April 1, 1993 (date of inception) to December 31, 1993

                                                                 1995             1994             1993
                                                               ---------        ---------        ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                     $(639,573)       $(301,132)       $(240,845)
  Adjustments to reconcile net income
  to cash  used  in operating activities:
    Depreciation and amortization                                136,089          154,876          121,649
    Decrease (increase) in rent receivable                         5,880           (1,645)          (4,235)
    Increase in other assets                                      (7,849)          (2,538)         (15,661)
    Increase (decrease) in accrued and other liabilities          74,411           74,913          (16,148)
                                                               ---------        ---------        ---------
  Net cash  used in operating activities                        (431,042)         (75,526)        (155,240)
                                                               ---------        ---------        ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Payments for property additions                                    0                0           (6,037)
                                                               ---------        ---------        ---------
  Net cash used in investing activities                                0                0           (6,037)
                                                               ---------        ---------        ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Contributions by the General Partners                        500,242           60,000          482,836
    Principal payments on note payable                           (33,856)         (59,275)        (237,127)
                                                               ---------        ---------        ---------
    Net cash  provided by financing activities                   466,386              725          245,709
                                                               ---------        ---------        ---------
NET INCREASE (DECREASE) IN CASH
   AND CASH EQUIVALENTS                                           35,344          (74,801)          84,432

CASH AND CASH EQUIVALENTS - Beginning of period                    9,631           84,432                0
                                                               ---------        ---------        ---------
CASH AND CASH EQUIVALENTS - End of period                      $  44,975        $   9,631        $  84,432
                                                               =========        =========        =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION:

  Cash paid during the period for interest                     $ 223,811        $ 197,852        $ 204,710
                                                               =========        =========        =========

During 1995 and 1994, accrued interest was added to the note payable principal balance in the amounts of $85,709 and $41,389, respectively. These are noncash transactions not reflected in the above statement of cash flows.

During 1993, Sierra Pacific Development Fund III contributed the Sorrento I Property and all related encumbrances to the newly formed joint venture of Sorrento I Partners. The fair value of the property represented a 44.97% interest. The net book value of the property transferred was a negative $345,972. This is a noncash transaction not reflected in the above statement of cash flows.

                             See Accompanying Notes

                               SORRENTO I PARTNERS
                             (A GENERAL PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

Sorrento I Partners ("SIP") was formed on April 1, 1993 between Sierra Mira Mesa Partners ("SMMP") and Sierra Pacific Development Fund III ("SPDFIII") to develop and operate the real property known as Sorrento I, an industrial building, located in San Diego, California. The property contains 43,100 square feet and is located adjacent to Sierra Mira Mesa office building which is owned and operated by Sierra Mira Mesa Partners. In 1993, SMMP contributed cash of $383,836 for a 55.03% interest and SPDFIII contributed the property and all associated encumbrances for a 44.97% interest in the Partnership. The partnership agreement calls for a recalculation of the percentage ownership interest each year on January 1st to account for the portion of Partner's aggregate capital contributions since inception through the prior year. During 1994, SMMP contributed an additional $60,000, increasing their percentage interest to 58.59% as of December 31, 1995 and decreasing SPDFIII's interest to 41.41%. During 1995, SMMP contributed $500,242 increasing their percentage to 75.06% and decreasing SPDFIII's interest to 24.94% effective January 1, 1996.

S-P Properties, Inc. is the General Partner of SPDFIII and of SMMP's general partners, Sierra Pacific Development Fund II and Sierra Pacific Pension Investors '84. S-P Properties, Inc. was owned by Finance Factors, Inc., a subsidiary of the national real estate company, CGS Real Estate Company, Inc. In July 1995, Finance Factors, Inc. merged with Bancor Real Estate Company, Inc., another subsidiary of CGS Real Estate Company, Inc.

The building's sole tenant in 1994 occupied 100% of the space and vacated in September 1994. The building was vacant throughout 1995; however, the property has been leased effective February 1996 to a single tenant for the term from March 1996 through April 2003. The principal business of the new tenant is research and development in the communications sector.

BASIS OF FINANCIAL STATEMENTS

The Partnership maintains its books and prepares its financial statements in accordance with generally accepted accounting principles. However, the Partnership prepares its tax returns on the accrual basis of accounting as defined by the Internal Revenue Code with adjustments to reconcile book and taxable income (loss) for differences in the treatment of certain income and expense items. The accompanying financial statements do not reflect any provision for federal or state income taxes since such taxes are the obligation of the individual partners.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS

Cash and cash equivalents include highly liquid, short-term investments with original maturities of three months or less.

Sorrento I Partners
Notes to Financial Statements
Page two

INCOME-PRODUCING PROPERTIES

Property and tenant improvements are carried at cost and depreciated on the straight-line method over the estimated lives of the related assets, ranging from seven to thirty years. Tenant improvements incurred at the initial leasing of the properties are depreciated over ten years and tenant improvements incurred at the re-leasing of the properties are depreciated over the life of the related lease.

Expenditures for repairs and maintenance are charged against income as incurred. Improvements and major renewals are capitalized. Costs and the related accumulated depreciation of assets sold or retired are removed from the accounts in the year of disposal or when fully depreciated and any resulting gain or loss is reflected in income or deferred income as appropriate.

The Partnership employs a systematic approach in determining whether the value of income-producing property has been impaired. Prior to 1995, a provision for loss on a property was established if the appraised value of the property declined below its book value due to what the General Partner believed to be an other than temporary condition. A complete appraisal was performed on the property as of December 31 each year. A complete appraisal was performed on the property as of December 31, 1994 that indicated an appraised value in excess of the historical cost basis of the property.

Effective January 1, 1995, the Partnership implemented Statement of Financial Accounting Standards No. 121, "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" (the "Statement"). The Partnership regularly evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Future cash flows are estimated and compared to the carrying amount of the asset to determine if an impairment has occurred. If the sum of the expected future cash flows is less than the carrying amount of the asset, the Partnership shall recognize an impairment loss in accordance with the Statement. No provision was required in 1995 due to the implementation of this Statement.

Because the determination of fair value is based upon projections of future economic events such as property occupancy rates, rental rates, operating cost inflation and market capitalization rates which are inherently subjective, the amounts ultimately realized at disposition may differ materially from the net carrying value as of December 31, 1995. The cash flows used to determine fair value and net realizable value are based on good faith estimates and assumptions developed by management. Unanticipated events and circumstances may occur and some assumptions may not materialize; therefore actual results may vary from the estimates and the variances may be material. The Partnership may provide additional write-downs which could be material in subsequent years if real estate markets or local economic conditions change.

OTHER ASSETS

Deferred loan costs represent costs incurred to obtain financing and are amortized over the life of the related loan.

RENTAL INCOME AND RENT RECEIVABLE

Rental income is recognized on the straight-line method over the term of the related operating lease in accordance with the provisions of Statement of Financial Accounting Standards No. 13, "Accounting for Leases".

Billed rent receivable represents rent due but not yet received.

Sorrento I Partners
Notes to Financial Statements
Page three

2. DETAILS OF CERTAIN BALANCE SHEET ACCOUNTS

Additional information regarding certain balance sheet accounts, at December 31, 1995 and 1994, is as follows:

                                                           1995           1994
                                                         -------         -------
Other assets:
   Prepaid expenses                                      $ 2,600         $ 6,091
   Deferred loan costs, net of accumulated
     amortization of $125,175 in 1995 and
     $104,456 in 1994                                     53,664          70,473
   Tax impounds                                            7,429               0
   Deposits                                                   58              58
                                                         -------         -------
                                                         $63,751         $76,622
                                                         =======         =======
Accrued Liabilities
   Accounts payable                                      $ 2,815         $     0
   Accrued expenses                                            0          15,168
   Interest payable                                       26,089          25,034
                                                         -------         -------
                                                         $28,904         $40,202
                                                         =======         =======

3. GENERAL AND RELATED PARTY TRANSACTIONS

In 1994, all of the common stock of S-P Properties, Inc. was purchased by Finance Factors, Inc. from Carlsberg Management Company ("CMC"). CMC continued to manage the affairs of the Partnership through March 31, 1995.

An affiliate of S-P Properties, Inc. receives a management fee of 6% of the gross rental income collected from the property. This fee amounted to $21,101 and $14,117, respectively, for the year ended December 31, 1994 and for the period ended December 31, 1993. This fee was recorded as part of the operating expenses of the property. No such costs were incurred in 1995.

SIP reimburses an affiliate of S-P Properties, Inc. for expenses incurred by the affiliate for services provided to SIP such as accounting, data processing and similar services. The affiliate was reimbursed $31,001, $51,575 and $40,424, respectively, for such services for the years ended December 31, 1995 and 1994 and for the period ended December 31, 1993. Additionally, SIP reimbursed an affiliate for construction supervision costs incurred by the affiliate. For the year ended December 31, 1994 and for the period ended December 31, 1993, the affiliate received $1,188 and $315, respectively, for tenant improvements supervisory costs that were recorded as part of the operating expenses of the property. No such costs were incurred in 1995.

In consideration for services rendered with respect to initial leasing of SIP's property, an affiliate of S-P Properties, Inc. is paid initial leasing costs. For the year ended December 31, 1994 and for the period ended December 31, 1993, these fees amounted to $1,261, and $8,844, respectively, and were recorded as deferred leasing costs. The affiliate also received in 1994 and 1993, $6,201, and $366, respectively, for leasing supervision costs that were recorded as part of the operating expenses of the property. No such costs were incurred in 1995.

Sorrento I Partners
Notes to Financial Statements
Page four

4. INCOME-PRODUCING PROPERTIES

At December 31, 1995 and 1994 the total cost and accumulated depreciation of the property are as follows:

                                                 1995                  1994
                                              -----------           -----------
Land                                          $ 1,305,518           $ 1,305,518
Building and improvements                       1,970,616             1,976,652
                                              -----------           -----------
         Total                                  3,276,134             3,282,170

Accumulated depreciation                       (1,057,537)             (948,204)
                                              -----------           -----------
         Net                                  $ 2,218,597           $ 2,333,966
                                              ===========           ===========

The Property was vacant at December 31, 1995. On February 19, 1996, management of the Property entered into a lease for all of the square footage of Sierra Sorrento I. This lease, which provides for early occupancy on March 1, 1996, commences May 1, 1996 and expires April 30, 2003. The base rent called for under this lease is $21,891 per month for the first 24 months, which shall be increased on the first day of the 25th, 49th and 73rd months by 6% over the base rent paid per month for the previous 24 month period. This lease contains an option to extend for an additional five years.

5. NOTE PAYABLE

Real and personal property are collateral for the non-recourse note payable. The annual interest rate of the note is variable at bank prime plus 2-1/2% with a minimum rate of 9% and maximum rate of 15-1/2%. The original maturity of the note is July 1998. At December 31, 1995, the interest rate was 11.25%. This loan was modified effective May 1, 1995 to include a discounted payoff option. This option allows for a one time option of paying off the note for $1,500,000 between April and October of 1996 provided there have been no events of default.

If the payoff option is not exercised, the annual maturities of the note payable as of December 31, 1995 are: $31,348 in 1996; $35,062 in 1997; and $2,716,453 in
1998.

In the opinion of management, the carrying value of the note payable at the current interest rate approximates fair value at December 31, 1995 based on the indexing of the note's interest rate to market rates.

Sorrento I Partners
Notes to Financial Statements
Page five

6. GENERAL PARTNERS' EQUITY (DEFICIT)

In accordance with the partnership agreement, accrual basis losses resulting from operations of the Partnership are first allocated to the General Partners in proportion to the relative amounts of net cumulative Partnership profits until such allocated losses equal the previously allocated net cumulative Partnership profits. Then, losses are allocated in proportion to the Partners' percentage interests as computed January 1st of the year in which the loss occurred.

Likewise, accrual basis profits resulting from operations of the Partnership are first allocated to the General Partners in proportion to the relative amounts of net cumulative Partnership losses until such allocation of profits equals the previously allocated net cumulative Partnership losses. Then, profits are allocated in proportion to the distributions made to the Partners during the year.

Upon dissolution of the Partnership, any proceeds should be distributed first to Sierra Mira Mesa as a return of capital in proportion to its aggregate unreturned capital contributed and then to Sierra Pacific Development Fund III in proportion to its aggregate unreturned capital contributed. Any remaining proceeds shall be first distributed pro rata in proportion to the partners' positive balances in their capital accounts and then in accordance with their percentage interest in the year of dissolution.

                    EXECUTIVE OFFICERS OF THE GENERAL PARTNER

The Executive Officers of S-P Properties, Inc., the General Partner are as follows:

NAME                                  POSITION
----                                  --------
Thomas N. Thurber                     President and Director

Dawson L. Davenport                   Vice President

Steven M. Speier                      Secretary/Treasurer and Director

William J. Carden                     Assistant Secretary/Treasurer and Director

The 10-K Report sent to the Securities and Exchange Commission contains additional information on the Partnership's operations and is available to Limited Partners upon request.