Form 10-Q
period 1997-03-31
SIERRA PACIFIC DEVELOPMENT FUND II
filed 1997-05-15
CIK 719606

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For Quarter ended                          March 31, 1997
Commission file number                        0-12036

                       SIERRA PACIFIC DEVELOPMENT FUND II
                             (A LIMITED PARTNERSHIP)

         State of California                           95-3836271
--------------------------------------    -------------------------------------
   (State or other jurisdiction of                  (I.R.S. Employer
     incorporaton or organization)               Identification Number)

     5850 San Felipe, Suite 500
           Houston, Texas                                 77057
--------------------------------------    -------------------------------------
(Address of principal executive offices)               (Zip Code)

Registrant's telephone number,
including area code:                              (713) 706-6271
                                          -------------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]. No [_].

                     PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

The following financial statements are submitted in the next pages:

                                                                 Page NUMBER

Balance Sheets - March 31, 1997 and December 31, 1996                 4

Statements of Operations - For the Three Months Ended
March 31, 1997 and 1996                                               5

Statements of Changes in Partners' Equity - From April
29, 1983 (inception of Partnership) to December 31, 1996
and for the Three Months Ended March 31, 1997                         6

Statements of Cash Flows - For the Three Months Ended
March 31, 1997 and 1996                                               7

Notes to Financial Statements                                         8


ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS

(a)         OVERVIEW

The following discussion should be read in conjunction with the Partnership's Financial Statements and Notes thereto appearing elsewhere in this Form 10-Q.

The Partnership currently owns three properties; 5850 San Felipe, Sierra Westlakes, and Sierra Southwest Pointe. In addition, the Partnership holds a 35.98% interest in Sierra Mira Mesa Partners ("SMMP").

(b)         RESULTS OF OPERATIONS

Rental revenues increased $27,000, or 7%, primarily due to an increase in occupancy at 5850 San Felipe from 64% at March 31, 1996 to 69% at March 31, 1997. Occupancy at Sierra Southwest Pointe and Sierra Westlakes remained comparable between the same periods.

Operating expenses decreased by $30,000, or 9%, as a result of lower accounting and auditing fees incurred for the first three months of the year in comparision to the corresponding period in the prior year, lower administrative expenses, and other expense cutting measures implemented by management. Depreciation and amortization expenses for the same period increased by $38,000, or 27%, primarily due to increased depreciation and amortization on renovations to the lobby at 5850 San Felipe in 1996 and from additional tenant improvements associated with the increased occupancy of the Property.

Interest expense decreased by $22,000, or 17%, due primarily to the restructure of the debt collateralized by 5850 San Felipe. This modification agreement, which was effective March 22, 1996, reduced the interest rate on this debt to 5% from the previous 8.5% in exhange for a principal paydown of approximately $1,000,000. The reduced interest expense resulting from this agreement was partially offset by the interest associated with the funding of a $2,000,000 note collateralized by the Sierra Westlakes property in February 1996.

The Partnership's share of loss from investment in SMMP was $71,000 for the three months ended March 31, 1997 compared to $105,000 for the corresponding period in the prior year. This decrease in loss generated by SMMP was principally due to its share of income from Sorrento I Partners ("SIP"), which owns the Sorrento I property. SIP entered into a lease with a tenant for all of the square footage of the Sorrento I property in May 1996.

(c)         LIQUIDITY AND CAPITAL RESOURCES

The Partnership is in an illiquid position as of March 31, 1997 with cash and billed receivables of $96,000 compared to $214,000 of accrued and other liabilities. The Partnership's primary capital requirements will be for the possible acquisition of land for additional parking at Sierra Westlakes, construction of new tenant space and compliance with the Americans with Disabilities Act or other yet unknown changes in building codes. It is anticipated that the capital required to fund these capital requirements will be generated from current cash flow from rental activities.

                       SIERRA PACIFIC DEVELOPMENT FUND II
                             (A Limited Partnership)

                                 BALANCE SHEETS
                      MARCH 31, 1997 AND DECEMBER 31, 1996

                                                      March 31,     December 31,
                                                        1997           1996
                                                     -----------    -----------
ASSETS

Cash and cash equivalents .......................    $    62,329    $    22,962
Receivables:
   Note, net of deferred gain of $736,271 .......      2,163,729      2,163,729
   Unbilled rent ................................        325,097        334,495
   Billed rent ..................................         33,758         25,181
   Due from affiliates ..........................        862,084      1,017,674
   Other receivables ............................        125,091        176,421
Income-producing properties - net of
  accumulated depreciation and valuation
  allowance of $3,376,462 and $3,222,155,
  respectively ..................................     11,173,435     11,206,449
Investment in unconsolidated joint venture ......      4,955,612      4,838,609
Other assets ....................................        428,554        444,338
                                                     -----------    -----------
Total Assets ....................................    $20,129,689    $20,229,858
                                                     ===========    ===========
LIABILITIES AND PARTNERS' EQUITY

Accrued and other liabilities ...................    $   213,989    $   574,648
Due to affiliate ................................        389,600              0
Notes payable ...................................      6,078,371      6,098,994
                                                     -----------    -----------
Total Liabilities ...............................      6,681,960      6,673,642
                                                     -----------    -----------
Partners' equity :
  General Partner ...............................              0              0
  Limited Partners:
    Class A Limited Partners:
      60,000 units authorized,
      56,674 issued and outstanding .............      8,795,280      8,866,234

    Class B Limited Partners:
      60,000 units authorized,
      29,979 issued and outstanding .............      4,652,449      4,689,982
                                                     -----------    -----------
Total Partners' equity ..........................     13,447,729     13,556,216
                                                     -----------    -----------
Total Liabilities and Partners'  equity .........    $20,129,689    $20,229,858
                                                     ===========    ===========

                                    Unaudited
                             See Accompanying Notes

                       SIERRA PACIFIC DEVELOPMENT FUND II
                             (A Limited Partnership)

                            STATEMENTS OF OPERATIONS
        FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND DECEMBER 31, 1996

                                                         1997            1996
                                                      ---------       ---------
REVENUES:
  Rental income ................................      $ 437,787       $ 410,353
  Interest income ..............................         84,514          91,799
                                                      ---------       ---------
     Total revenues ............................        522,301         502,152
                                                      ---------       ---------
EXPENSES:
  Operating expenses ...........................        301,597         331,418
  Depreciation and amortization ................        182,135         143,943
  Interest .....................................        109,683         131,889
                                                      ---------       ---------
     Total costs and expenses ..................        593,415         607,250
                                                      ---------       ---------

LOSS BEFORE PARTNERSHIP'S SHARE OF
  UNCONSOLIDATED JOINT VENTURE LOSS ............        (71,114)       (105,098)
                                                      ---------       ---------
PARTNERSHIP'S SHARE OF UNCONSOLIDATED
  JOINT VENTURE INCOME LOSS ....................        (37,373)        (78,848)
                                                      ---------       ---------
NET LOSS .......................................      $(108,487)      $(183,946)
                                                      =========       =========
Net loss per limited partnership unit ..........      $   (1.25)      $   (2.12)
                                                      =========       =========

                                    Unaudited
                             See Accompanying Notes

                       SIERRA PACIFIC DEVELOPMENT FUND II
                             (A Limited Partnership)

                    STATEMENTS OF CHANGES IN PARTNERS' EQUITY
       FROM APRIL 29, 1983 (INCEPTION OF PARTNERSHIP) TO DECEMBER 31, 1996
                  AND FOR THE THREE MONTHS ENDED MARCH 31, 1997

                                                                  Limited Partners                                        Total
                                                      -----------------------------------------              General     Partners'
                                                        Class A        Class B        Total      Per Unit    Partner      Equity
                                                      ------------   -----------   ------------   -------   --------   ------------
Proceeds from sale of
  partnership units ................................  $ 14,392,000   $ 7,579,000   $ 21,971,000   $250.00              $ 21,971,000
Underwriting commissions
  and other organization expenses ..................    (1,939,045)   (1,021,124)    (2,960,169)   (33.68)               (2,960,169)
Repurchase of 1,231 partnership
   units ...........................................      (177,934)      (66,167)      (244,101)     0.06                  (244,101)
Cumulative net income
  (to December 31, 1996) ...........................       243,566       128,245        371,811      4.29   $ 46,674        418,485
Cumulative distributions
  (to December 31, 1996) ...........................    (3,652,353)   (1,929,972)    (5,582,325)   (64.22)   (46,674)    (5,628,999)
                                                      ------------   -----------   ------------   -------   --------   ------------
Partners' equity -
  January 1, 1997 ..................................     8,866,234     4,689,982     13,556,216    156.45          0     13,556,216
Net loss ...........................................       (70,954)      (37,533)      (108,487)    (1.25)                 (108,487)
                                                      ------------   -----------   ------------   -------   --------   ------------
Partners' equity - March 31, 1997 ..................  $  8,795,280   $ 4,652,449   $ 13,447,729   $155.20   $      0   $ 13,447,729
                                                      ============   ===========   ============   =======   ========   ============

                                    Unaudited
                             See Accompanying Notes

                       SIERRA PACIFIC DEVELOPMENT FUND II
                             (A Limited Partnership)

                            STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996

                                                           1997         1996
                                                        ---------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss ...........................................  $(108,487)  $  (183,946)
  Adjustments to reconcile net loss
  to cash used in operating activities:
    Depreciation and amortization ....................    182,135       143,943
    Undistributed income of unconsolidated
      joint venture ..................................     37,373        78,848
    Decrease in rent receivable ......................        821        12,090
    Decrease (increase) in other receivables .........     51,330       (75,237)
    Increase in other assets .........................    (10,830)      (40,565)
    Decrease in accrued and other liabilities ........   (360,659)      (96,802)
                                                        ---------   -----------
    Net cash used in operating activities ............   (208,317)     (161,669)
                                                        ---------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Payments for property acquisition and additions ..   (121,293)     (107,139)
    Capital contributions to unconsolidated
      joint venture ..................................   (155,590)            0
    Distributions received from unconsolidated
      joint venture ..................................          0             0
                                                        ---------   -----------

    Net cash used in investing activities ............   (276,883)     (107,139)
                                                        ---------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Cash distributions ...............................          0      (100,000)
    Funding of note payable secured by property ......          0     2,000,000
    Principal payments on notes payable ..............    (20,623)   (1,032,506)
    Repayment of loans to affiliate ..................    155,590             0
    Borrowings from affiliate ........................    389,600       175,300
                                                        ---------   -----------
    Net cash provided by financing activities ........    524,567     1,042,794
                                                        ---------   -----------
NET INCREASE IN CASH AND
    CASH EQUIVALENTS .................................     39,367       773,986

CASH AND CASH EQUIVALENTS - Beginning of period ......     22,962       202,963
                                                        ---------   -----------
CASH AND CASH EQUIVALENTS - End of period ............  $  62,329   $   976,949
                                                        =========   ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
    INFORMATION:
    Cash paid during the period for interest .........  $ 109,850   $   131,075
                                                        =========   ===========

                                    Unaudited
                             See Accompanying Notes

                       SIERRA PACIFIC DEVELOPMENT FUND II
                             (A LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

1.    BASIS OF FINANCIAL STATEMENTS

In the opinion of the Partnership's management, these unaudited financial statements reflect all adjustments which are necessary for a fair presentation of its financial position at March 31, 1997 and results of operations and cash flows for the periods presented. All adjustments included in these statements are of a normal and recurring nature. These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Annual Report of the Partnership for the year ended December 31, 1996.

2.    RELATED PARTY TRANSACTIONS

In 1994, all of the common stock of TCP, Inc. was purchased by Finance Factors, Inc. from Carlsberg Management Company ("CMC"). TCP, Inc. owns all of the common stock of S-P Properties, Inc., the General Partner of the Partnership. CMC continued to manage the affairs of the Partnership through March 31, 1995.

Included in the financial statements for the three months ended March 31, 1997 and 1996 are affiliate transactions as follows:

                                                March 31
                                             ----------------
                                              1997     1996
                                             -------  -------
                  Management fees .........  $22,406  $21,518
                  Administrative fees .....   46,584    5,937
                  Leasing fees ............   26,647   13,295

3.    INVESTMENT IN UNCONSOLIDATED JOINT VENTURE

Sierra Mira Mesa Partners ("SMMP") was formed in 1985 between the Partnership and Sierra Pacific Pension Investors '84, an affiliate, to develop and operate the real property known as Sierra Mira Mesa, an office building, located in San Diego, California. At March 31, 1997 the Partnership's interest in SMMP is 35.98%; the remaining 64.02% interest is owned by Sierra Pacific Pension Investors '84.

                                    UNAUDITED

Sierra Pacific Development Fund II
Notes to Financial Statements
Page two


The consolidated financial statements of SMMP include the accounts of SMMP and Sorrento I Partners, a majority owned California general partnership. Summarized income statement information for SMMP for the three months ended March 31, 1997 and 1996 follows:

                                                 March 31
                                            ------------------
                                              1997      1996
                                            --------  --------
                 Rental income ...........  $481,365  $393,611
                 Total revenues ..........   523,937   442,655
                 Operating expenses ......   167,018   170,724
                 Share of unconsolidated
                   Joint venture loss ....   134,559    93,138
                 Net loss ................   103,873   154,604


As of March 31, 1997, SMMP holds a 24.91% interest in Sorrento II Partners ("SIIP"), a California general partnership with Sierra Pacific Institutional Properties V formed in 1993; a 4.96% interest in Sierra Creekside Partners ("SCP"), a California general partnership with Sierra Pacific Development Fund formed in 1994; and a 47.05% interest in Sierra Vista Partners ("SVP"), a California general partnership with Sierra Pacific Development Fund III formed in 1994.

Summarized income statement information for these Partnerships, which are accounted for by SMMP under the equity method, for the three months ended March 31, 1997 and 1996 follows:

                                                   SIIP
                                            ------------------
                                                 March 31
                                            ------------------
                                              1997      1996
                                            --------  --------
                 Rental income ...........  $275,936  $239,522
                 Total revenues ..........   275,936   239,522
                 Operating expenses ......    80,271    81,739
                 Net loss ................    12,056    42,201


                                    UNAUDITED

Sierra Pacific Development Fund II
Notes to Financial Statements
Page three

                                         SCP                 SVP
                                  --------------------------------------
                                       March 31            March 31
                                  --------------------------------------
                                    1997      1996      1997      1996
                                  --------  --------  --------  --------
       Rental income ...........  $177,225  $175,284  $141,806  $149,754
       Total revenues ..........   177,225   180,329   141,806   149,754
       Operating expenses ......   114,522   103,410   111,210   104,276
       Net loss ................   101,608    78,128   268,897   156,148

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

                                    UNAUDITED

                           PART II - OTHER INFORMATION

ITEM  6. EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

      The following Exhibits are filed herewith pursuant to Rule 601 of Regulation S-K.

  Exhibit
  Number        Description of Exhibit
-----------    --------------------------------
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

                            SIERRA PACIFIC DEVELOPMENT FUND II
                            a Limited Partnership
                            S-P PROPERTIES, INC.
                            General Partner


Date:  MAY 14, 1997         /s/ THOMAS N. THURBER
                            Thomas N. Thurber
                            President and Director




Date:  MAY 14, 1997         /s/ MICHELE E. JOHNSON
                            Michele E. Johnson
                            Chief Accounting Officer