Form 10-Q
period 1997-06-30
SIERRA PACIFIC DEVELOPMENT FUND II
filed 1997-08-14
CIK 719606

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For Quarter ended                          June 30, 1997
                       ------------------------------------------------------
Commission file number                        0-12036
                       ------------------------------------------------------

                       SIERRA PACIFIC DEVELOPMENT FUND II
                             (A LIMITED PARTNERSHIP)

         State of California                           95-3836271
--------------------------------------   -------------------------------------
    (State or other jurisdiction        (I.R.S. Employer Identification Number)
  of incorporation or organization)

     5850 San Felipe, Suite 500
           Houston, Texas                                 77057
--------------------------------------    -------------------------------------
(Address of principal executive offices)               (Zip Code)

Registrant's telephone number,
including area code:                              (713) 706-6271
                                                 ----------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] . No [_].

                         PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

The following financial statements are submitted in the next pages:

                                                                 Page Number
                                                                 -----------

Balance Sheets - June 30, 1997 and December 31, 1996                  4

Statements of Operations - For the Six Months Ended
June 30, 1997 and 1996 and the Three Months Ended
June 30, 1997 and 1996                                                5

Statements of Changes in Partners' Equity - From
April 29, 1983 (inception of Partnership) to
December 31, 1996 and for the Six Months Ended
June 30, 1997                                                         6

Statements of Cash Flows - For the Six Months Ended
June 30, 1997 and 1996                                                7

Notes to Financial Statements                                         8

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

(b)         RESULTS OF OPERATIONS

Rental revenues for the six months ended June 30, 1997 increased by $78,000, or 9%, when compared to the corresponding period in the prior year primarily due to an increase in occupancy at 5850 San Felipe and Sierra Southwest Pointe. Occupany increased from 64% at June 30, 1996 to 75% at June 30, 1997 at 5850 San Felipe and from 79% to 95% at Sierra Southwest Pointe during the same period. Occupancy at Sierra Westlakes remained unchanged.

Operating expenses for the six months ended June 30, 1997 increased $50,000, or 7%, principally due to higher maintenance and repair costs associated with the increased occupancy of the Properties and from an increase in legal fees incurred defending against litigation pending against the Partnership. Operating expenses for the three months ended June 30, 1997 increased by $79,000, or 21%, primarily as a result of the additional maintenance and repair costs and from the increase in legal fees. Depreciation and amortization expenses for the six months ended June 30, 1997 increased by $75,000, or 25%, principally due to increased depreciation and amortization on renovations to the lobby at 5850 San Felipe in 1996 and from additional tenant improvements associated with the increased occupancy of the Properties.

Interest expense decreased by $24,000, or 10%, due primarily to the restructure of the debt collateralized by 5850 San Felipe. This modification agreement, which was effective March 22, 1996, reduced the interest rate on this debt to 5% from the previous 8.5% in exhange for a principal paydown of approximately $1,000,000. The reduced interest expense resulting from this agreement was partially offset by the interest associated with the funding of a $2,000,000 note collateralized by the Sierra Westlakes property in February 1996.

The Partnership's share of (loss) income from investment in SMMP was ($76,000) for the six months ended June 30, 1997 compared to $296,000 for the corresponding period in the prior year. The income generated by SMMP in the second quarter of 1996 was principally due to its share of income from Sorrento I Partners ("SIP"), which owns the Sorrento I property. SIP exercised a discounted payoff option in May 1996 and recorded an extraordinary gain of $1,200,000 in connection with this transaction.

(c)         LIQUIDITY AND CAPITAL RESOURCES

The Partnership is in an illiquid position as of June 30, 1997 with cash and billed receivables of $252,000 compared to $712,000 of accrued and other liabilities. The Partnership's primary capital requirements will be for the possible acquisition of land for additional parking at Sierra Westlakes, construction of new tenant space and compliance with the Americans with Disabilities Act or other yet unknown changes in building codes. It is anticipated that the capital required to fund these capital requirements will be generated from current cash flow from rental activities.

                       SIERRA PACIFIC DEVELOPMENT FUND II
                             (A LIMITED PARTNERSHIP)

                                 BALANCE SHEETS
                       JUNE 30, 1997 AND DECEMBER 31, 1996

                                              JUNE 30, 1997   DECEMBER 31, 1996
                                              --------------   --------------
ASSETS

Cash and cash equivalents ................... $      137,805   $       22,962
Receivables:
  Note, net of deferred gain of $736,271 ....      2,163,729        2,163,729
  Unbilled rent .............................        315,460          334,495
  Billed rent ...............................        113,890           25,181
  Due from affiliates .......................        862,084        1,017,674
  Other receivables .........................        209,738          176,421
Income-producing properties - net of
  accumulated depreciation and valuation
  allowance of $3,540,356 and $3,222,155,
  respectively ..............................     11,138,093       11,206,449
Investment in unconsolidated joint venture ..      4,915,515        4,838,609
Other assets ................................        754,458          444,338
                                              --------------   --------------
Total Assets ................................ $   20,610,772   $   20,229,858
                                              ==============   ==============

LIABILITIES AND PARTNERS' EQUITY


Accrued and other liabilities ............... $      712,150   $      574,648
Due to affiliate ............................        650,300                0
Notes payable ...............................      6,057,241        6,098,994
                                              --------------   --------------
Total Liabilities ...........................      7,419,691        6,673,642
                                              --------------   --------------
Partners' equity:
  General Partner ...........................              0                0
  Limited Partners:
    Class A Limited Partners:
      60,000 units authorized,
      56,674 issued and outstanding .........      8,627,423        8,866,234

    Class B Limited Partners:
      60,000 units authorized,
      29,979 issued and outstanding .........      4,563,658        4,689,982
                                              --------------   --------------
Total Partners' equity ......................     13,191,081       13,556,216
                                              --------------   --------------
Total Liabilities and Partners' equity ...... $   20,610,772   $   20,229,858
                                              ==============   ==============

                                    UNAUDITED
                             SEE ACCOMPANYING NOTES

                       SIERRA PACIFIC DEVELOPMENT FUND II
                             (A LIMITED PARTNERSHIP)

                            STATEMENTS OF OPERATIONS
                 FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996
              AND FOR THE THREE MONTHS ENDED JUNE 30, 1997 AND 1996

                                                           SIX MONTHS ENDED               THREE MONTHS ENDED
                                                               JUNE 30,                        JUNE 30,
                                                     ----------------------------    ----------------------------
                                                         1997            1996            1997            1996
                                                     ------------    ------------    ------------    ------------
REVENUES:
  Rental income ..................................   $    947,783    $    869,995    $    509,996    $    459,642
  Interest income ................................        169,161         179,470          84,647          87,671
                                                     ------------    ------------    ------------    ------------
     Total revenues ..............................      1,116,944       1,049,465         594,643         547,313
                                                     ------------    ------------    ------------    ------------

EXPENSES:
  Operating expenses .............................        762,151         712,490         460,554         381,072
  Depreciation and amortization ..................        374,815         299,548         192,680         155,605
  Interest .......................................        218,857         243,028         109,174         111,139
                                                     ------------    ------------    ------------    ------------
     Total costs and expenses ....................      1,355,823       1,255,066         762,408         647,816
                                                     ------------    ------------    ------------    ------------

LOSS BEFORE PARTNERSHIP'S SHARE OF
   UNCONSOLIDATED JOINT VENTURE (LOSS)
   INCOME ........................................       (238,879)       (205,601)       (167,765)       (100,503)
                                                     ------------    ------------    ------------    ------------

PARTNERSHIP'S SHARE OF UNCONSOLIDATED
   JOINT VENTURE (LOSS) INCOME ...................        (76,256)        295,555         (38,883)        374,403
                                                     ------------    ------------    ------------    ------------

NET (LOSS) INCOME ................................   $   (315,135)   $     89,954    $   (206,648)   $    273,900
                                                     ============    ============    ============    ============

Net (loss) income per limited partnership unit ...   $      (3.64)   $       1.04    $      (2.38)   $       3.16
                                                     ============    ============    ============    ============

                                    UNAUDITED
                             SEE ACCOMPANYING NOTES

                       SIERRA PACIFIC DEVELOPMENT FUND II
                             (A LIMITED PARTNERSHIP)

                    STATEMENTS OF CHANGES IN PARTNERS' EQUITY
       FROM APRIL 29, 1983 (INCEPTION OF PARTNERSHIP) TO DECEMBER 31, 1996
                   AND FOR THE SIX MONTHS ENDED JUNE 30, 1997

                                                 LIMITED PARTNERS                                              TOTAL
                                    -------------------------------------------                GENERAL        PARTNERS'
                                      CLASS A         CLASS B         TOTAL        PER UNIT    PARTNER         EQUITY
                                    ------------    -----------    ------------    --------    --------    ------------
Proceeds from sale of
  partnership units .............   $ 14,392,000    $ 7,579,000    $ 21,971,000    $ 250.00                $ 21,971,000
Underwriting commissions
  and other organization expenses     (1,939,045)    (1,021,124)     (2,960,169)     (33.68)                 (2,960,169)
Repurchase of 1,231 partnership
   units ........................       (177,934)       (66,167)       (244,101)       0.06                    (244,101)
Cumulative net income
  (to December 31, 1996) ........        243,566        128,245         371,811        4.29    $ 46,674         418,485
Cumulative distributions
  (to December 31, 1996) ........     (3,652,353)    (1,929,972)     (5,582,325)     (64.22)    (46,674)     (5,628,999)
                                    ------------    -----------    ------------    --------    --------    ------------
Partners' equity -
  January 1, 1997 ...............      8,866,234      4,689,982      13,556,216      156.45           0      13,556,216
Net loss ........................       (206,109)      (109,026)       (315,135)      (3.64)                   (315,135)
Distributions ...................        (32,702)       (17,298)        (50,000)      (0.58)                    (50,000)
                                    ------------    -----------    ------------    --------    --------    ------------
Partners' equity - June 30, 1997    $  8,627,423    $ 4,563,658    $ 13,191,081    $ 152.23    $      0    $ 13,191,081
                                    ============    ===========    ============    ========    ========    ============

                                    UNAUDITED
                             SEE ACCOMPANYING NOTES

                       SIERRA PACIFIC DEVELOPMENT FUND II
                             (A LIMITED PARTNERSHIP)

                            STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996

                                                                   1997            1996
                                                               ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss) income ........................................   $   (315,135)   $     89,954
  Adjustments to reconcile net (loss) income
  to cash (used in) provided by operating activities:
    Depreciation and amortization ..........................        374,815         299,548
    Undistributed loss (income) of unconsolidated
      joint venture ........................................         76,256        (295,555)
    (Increase) decrease in rent receivable .................        (69,674)         11,287
    (Increase) decrease in other receivables ...............        (33,317)         97,387
    Increase in other assets ...............................       (364,306)        (80,560)
    Increase (decrease) in accrued and other liabilities ...        137,502         (65,322)
                                                               ------------    ------------

    Net cash (used in) provided by operating activities ....       (193,859)         56,739
                                                               ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Payments for property additions ........................       (249,845)       (308,503)
    Capital contributions to unconsolidated joint venture ..       (155,590)              0
    Distributions received from unconsolidated
      joint venture ........................................              0               0
                                                               ------------    ------------

    Net cash used in investing activities ..................       (405,435)       (308,503)
                                                               ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Cash distributions .....................................        (50,000)       (200,000)
    Funding of note payable secured by property ............              0       2,000,000
    Principal payments on notes payable ....................        (41,753)     (1,047,128)
    Payments to affiliate ..................................              0        (351,840)
    Repayment of loans to affiliate ........................        155,590               0
    Borrowings from affiliate ..............................        650,300               0
                                                               ------------    ------------

    Net cash provided by financing activities ..............        714,137         401,032
                                                               ------------    ------------

NET INCREASE IN CASH AND
    CASH EQUIVALENTS .......................................        114,843         149,268

CASH AND CASH EQUIVALENTS - Beginning of period ............         22,962         202,963
                                                               ------------    ------------

CASH AND CASH EQUIVALENTS - End of period ..................   $    137,805    $    352,231
                                                               ============    ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
    INFORMATION:
    Cash paid during the period for interest ...............   $    219,195    $    244,232
                                                               ============    ============

                                    UNAUDITED
                             SEE ACCOMPANYING NOTES

                       SIERRA PACIFIC DEVELOPMENT FUND II
                             (A LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
1.    BASIS OF FINANCIAL STATEMENTS

In the opinion of the Partnership's management, these unaudited financial statements reflect all adjustments which are necessary for a fair presentation of its financial position at June 30, 1997 and results of operations and cash flows for the periods presented. All adjustments included in these statements are of a normal and recurring nature. These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Annual Report of the Partnership for the year ended December 31, 1996.

2.    RELATED PARTY TRANSACTIONS

In 1994, all of the common stock of TCP, Inc. was purchased by Finance Factors, Inc. from Carlsberg Management Company ("CMC"). TCP, Inc. owns all of the common stock of S-P Properties, Inc., the General Partner of the Partnership. CMC continued to manage the affairs of the Partnership through March 31, 1995.

Included in the financial statements for the six months ended June 30, 1997 and 1996 are affiliate transactions as follows:

                                                  June 30
                                          -----------------------
                                             1997         1996
                                          ----------   ----------
              Management fees .........   $   44,221   $   44,029
              Administrative fees .....      121,375       94,961
              Leasing fees ............      166,812       14,204
              Construction Fees .......       50,083       28,995

3.           INVESTMENT IN UNCONSOLIDATED JOINT VENTURE

Sierra Mira Mesa Partners ("SMMP") was formed in 1985 between the Partnership and Sierra Pacific Pension Investors '84, an affiliate, to develop and operate the real property known as Sierra Mira Mesa, an office building, located in San Diego, California. At June 30, 1997 the Partnership's interest in SMMP is 35.98%; the remaining 64.02% interest is owned by Sierra Pacific Pension Investors '84.

                                    UNAUDITED

Sierra Pacific Development Fund II
Notes to Financial Statements
Page two

The consolidated financial statements of SMMP include the accounts of SMMP and Sorrento I Partners, a majority owned California general partnership. Summarized income statement information for SMMP for the six months ended June 30, 1997 and 1996 follows:

                                                  June 30
                                        ----------------------------
                                            1997            1996
                                        ------------    ------------
            Rental income ...........   $    955,585    $    848,603
            Total revenues ..........      1,040,240         940,590
            Operating expenses ......        368,729         526,358
            Share of unconsolidated
              Joint venture loss ....        236,476         181,890
            Net (loss) income .......       (211,922)        818,758



As of June 30, 1997, SMMP holds a 24.91% interest in Sorrento II Partners ("SIIP"), a California general partnership with Sierra Pacific Institutional Properties V formed in 1993; a 4.96% interest in Sierra Creekside Partners ("SCP"), a California general partnership with Sierra Pacific Development Fund formed in 1994; and a 47.05% interest in Sierra Vista Partners ("SVP"), a California general partnership with Sierra Pacific Development Fund III formed in 1994.

Summarized income statement information for these Partnerships, which are accounted for by SMMP under the equity method, for the six months ended June 30, 1997 and 1996 follows:

                                                      SIIP
                                           --------------------------
                                                     June 30
                                           --------------------------
                                               1997         1996
                                           --------------------------
             Rental income                  $   494,567  $   506,638
             Total revenues                     494,567      506,638
             Operating expenses                 209,493      197,964
             Net loss                          (130,368)    (106,301)

                                    UNAUDITED

Sierra Pacific Development Fund II
Notes to Financial Statements
Page three

                                       SCP                       SVP
                           ----------------------------------------------------
                                     June 30                   June 30
                           ----------------------------------------------------
                                 1997         1996         1997         1996
                           ----------------------------------------------------
Rental income                $  354,983   $  372,584   $  376,250   $  343,209
Total revenues                  354,983      379,912      376,250      343,209
Operating expenses              247,305      255,607      256,843      250,274
Net income (loss)              (201,322)    (191,276)    (412,360)    (310,415)

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

                            SIERRA PACIFIC DEVELOPMENT FUND II
                            a Limited Partnership
                            S-P PROPERTIES, INC.
                            General Partner


Date:  AUGUST 13, 1997      /S/ THOMAS N. THURBER
                            Thomas N. Thurber
                            President and Director


Date:  AUGUST 13, 1997      /S/ MICHELE E. JOHNSON
                            Michele E. Johnson
                            Chief Accounting Officer