Form 10-Q
period 1997-09-30
SIERRA PACIFIC DEVELOPMENT FUND II
filed 1997-11-12
CIK 719606

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                  Quarterly Report Under Section 13 or 15(d)
                    of the Securities Exchange Act of 1934


For Quarter ended                     September 30, 1997
                      ----------------------------------------------------
Commission file number                   0-12036
                      ----------------------------------------------------

                       SIERRA PACIFIC DEVELOPMENT FUND II
                             (A LIMITED PARTNERSHIP)


        State of California                        95-3836271
-------------------------------------  -----------------------------------
  (State or other jurisdiction of       (I.R.S. Employer Identification
   incorporation or organization)                   Number)


     5850 San Felipe, Suite 500
           Houston, Texas                            77057
----------------------------------------  -----------------------------------
(Address of principal executive offices)           (Zip Code)


Registrant's telephone
number, including area code:                   (713) 706-6271
                              -----------------------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]. No[ ].

                         PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

The following financial statements are submitted in the next pages:

                                                                   PAGE
                                                                  NUMBER
Balance Sheets - September 30, 1997 and December 31, 1996           4

Statements of Operations - For the Nine Months Ended
September 30, 1997 and 1996 and the Three Months Ended
September 30, 1997 and 1996                                         5

Statements of Changes in Partners' Equity - From April 29,
1983 (inception of Partnership) to December 31, 1996 and
for the Nine Months Ended September 30, 1997                        6

Statements of Cash Flows - For the Nine Months Ended
September 30, 1997 and 1996                                         7

Notes to Financial Statements                                       8

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

(b)         RESULTS OF OPERATIONS

Rental income for the nine months ended September 30, 1997 increased by $43,000, or 3%, when compared to the corresponding period in the prior year, primarily due to an in increase in occupancy at 5850 San Felipe from 64% at September 30, 1996 to 73% at September 30, 1997. Occupancy at Sierra Southwest Pointe and Sierra Westlakes remained comparable between the same periods. This increase in rental income was partially offset due to the write off of rent receivable at 5850 San Felipe in August 1997. Rental income for the three months ended September 30, 1997 decreased by $35,000, or 8%, principally due to the rent receivable write off in the quarter.

Operating expenses for the nine months ended September 30, 1997 increased $54,000, or 5%, when compared to the corresponding period in prior year, principally due to higher maintenance and repair costs and from an increase in legal fees incurred defending against litigation pending against the Partnership. This increase was partially offset by lower accounting and auditing costs for the period. Depreciation and amortization expenses for the nine months ended September 30, 1997 increased by $116,000, or 25%, principally due to increased depreciation and amortization on renovations to the lobby at 5850 San Felipe in 1996 and from additional tenant improvements associated with the increased occupancy.

Interest expense decreased by $27,000, or 8%, due primarily to the restructure of the debt collateralized by 5850 San Felipe. This modification agreement, which was effective March 22, 1996, reduced the interest rate on this debt to 5% from the previous 8.5%, in exhange for a principal paydown of approximately $1,000,000. The reduced interest expense resulting from this agreement was partially offset by the interest associated with the funding of a $2,000,000 note collateralized by the Sierra Westlakes property in February 1996.

The Partnership's share of (loss) income from investment in SMMP was ($107,000) for the nine months ended September 30, 1997 compared to $256,000 for the corresponding period in the prior year. The income generated by SMMP was principally due to its share of income from Sorrento I Partners ("SIP"), which owns the Sorrento I property. SIP exercised a discounted payoff option in May 1996 and recorded an extraordinary gain of $1,200,000 in connection with this transaction.

(c)         LIQUIDITY AND CAPITAL RESOURCES

The Partnership is in an illiquid position as of September 30, 1997 with cash and billed receivables of $98,000 compared to $738,000 of accrued and other liabilities. The Partnership's primary capital requirements will be for the possible acquisition of land for additional parking at Sierra Westlakes, construction of new tenant space and compliance with the Americans with Disabilities Act or other yet unknown changes in building codes. It is anticipated that the capital required to fund these capital requirements will be generated from current cash flow from rental activities.

                       SIERRA PACIFIC DEVELOPMENT FUND II
                             (A Limited Partnership)

                                 BALANCE SHEETS
                    September 30, 1997 and December 31, 1996

                                                    September 30,   December 31,
                                                        1997            1996
                                                     -----------     -----------
ASSETS

Cash and cash equivalents ......................     $    19,316     $    22,962
Receivables:
  Note, net of deferred gain of $736,271 .......       2,163,729       2,163,729
  Unbilled rent ................................         291,079         334,495
  Billed rent ..................................          78,655          25,181
  Due from affiliates ..........................         862,084       1,017,674
  Other receivables ............................         294,518         176,421
Income-producing properties - net of
  accumulated depreciation and valuation
  allowance of $3,672,685 and $3,222,155,
  respectively .................................      11,066,329      11,206,449
Investment in unconsolidated joint venture .....       4,883,236       4,838,609
Other assets ...................................         831,870         444,338
                                                     -----------     -----------
Total Assets ...................................     $20,490,816     $20,229,858
                                                     ===========     ===========
LIABILITIES AND PARTNERS' EQUITY


Accrued and other liabilities ..................     $   737,596     $   574,648
Due to affiliate ...............................         726,800               0
Notes payable ..................................       6,033,554       6,098,994
                                                     -----------     -----------
Total Liabilities ..............................       7,497,950       6,673,642
                                                     -----------     -----------
Partners' equity:
  General Partner ..............................               0               0
  Limited Partners:
    Class A Limited Partners:
      60,000 units authorized,
      56,674 issued and outstanding ............       8,497,784       8,866,234

    Class B Limited Partners:
      60,000 units authorized,
      29,979 issued and outstanding ............       4,495,082       4,689,982
                                                     -----------     -----------
Total Partners' equity .........................      12,992,866      13,556,216
                                                     -----------     -----------
Total Liabilities and Partners' equity .........     $20,490,816     $20,229,858
                                                     ===========     ===========


                                    Unaudited
                             See Accompanying Notes

                       SIERRA PACIFIC DEVELOPMENT FUND II
                             (A Limited Partnership)

                            STATEMENTS OF OPERATIONS
              For the Nine Months Ended September 30, 1997 and 1996
           and for the Three Months Ended September 30, 1997 and 1996

                                              Nine Months Ended         Three Months Ended
                                                September 30,               September 30,
                                         --------------------------    ----------------------
                                             1997          1996          1997          1996
                                         -----------    -----------    ---------    ---------
REVENUES:
  Rental income ......................   $ 1,369,264    $ 1,326,093    $ 421,481    $ 456,098
  Interest income ....................       253,941        264,480       84,780       85,010
                                         -----------    -----------    ---------    ---------
     Total revenues ..................     1,623,205      1,590,573      506,261      541,108
                                         -----------    -----------    ---------    ---------
EXPENSES:
  Operating expenses .................     1,127,938      1,073,447      365,787      360,957
  Depreciation and amortization ......       573,789        457,824      198,974      158,276
  Interest ...........................       327,508        354,701      108,651      111,673
                                         -----------    -----------    ---------    ---------
     Total costs and expenses ........     2,029,235      1,885,972      673,412      630,906
                                         -----------    -----------    ---------    ---------

LOSS BEFORE PARTNERSHIP'S SHARE OF
   UNCONSOLIDATED JOINT VENTURE (LOSS)
   INCOME ............................      (406,030)      (295,399)    (167,151)     (89,798)
                                         -----------    -----------    ---------    ---------
PARTNERSHIP'S SHARE OF UNCONSOLIDATED
   JOINT VENTURE (LOSS) INCOME .......      (107,320)       255,903      (31,064)     (39,652)
                                         -----------    -----------    ---------    ---------
NET LOSS .............................   $  (513,350)   $   (39,496)   $(198,215)   $(129,450)
                                         ===========    ===========    =========    =========
Net loss per limited partnership unit    $     (5.92)   $     (0.46)   $   (2.29)   $   (1.49)
                                         ===========    ===========    =========    =========

                                    Unaudited
                             See Accompanying Notes

                       SIERRA PACIFIC DEVELOPMENT FUND II
                             (A Limited Partnership)

                    STATEMENTS OF CHANGES IN PARTNERS' EQUITY
       From April 29, 1983 (Inception of Partnership) to December 31, 1996
                and for the Nine Months Ended September 30, 1997

                                                   Limited Partners                                               Total
                                        -------------------------------------------               General       Partners'
                                          Class A         Class B          Total      Per Unit    Partner        Equity
                                        ------------    -----------    ------------    -------    --------    ------------
Proceeds from sale of
  partnership units .................   $ 14,392,000    $ 7,579,000    $ 21,971,000    $250.00                $ 21,971,000
Underwriting commissions
  and other organization expenses ...     (1,939,045)    (1,021,124)     (2,960,169)    (33.68)                 (2,960,169)
Repurchase of 1,231 partnership
   units ............................       (177,934)       (66,167)       (244,101)      0.06                    (244,101)
Cumulative net income
  (to December 31, 1996) ............        243,566        128,245         371,811       4.29    $ 46,674         418,485
Cumulative distributions
  (to December 31, 1996) ............     (3,652,353)    (1,929,972)     (5,582,325)    (64.22)    (46,674)     (5,628,999)
                                        ------------    -----------    ------------    -------    --------    ------------
Partners' equity -
  January 1, 1997 ...................      8,866,234      4,689,982      13,556,216     156.45           0      13,556,216
Net loss ............................       (335,748)      (177,602)       (513,350)     (5.92)                   (513,350)
Distributions .......................        (32,702)       (17,298)        (50,000)     (0.58)                    (50,000)
                                        ------------    -----------    ------------    -------    --------    ------------
Partners' equity - September 30, 1997   $  8,497,784    $ 4,495,082    $ 12,992,866    $149.95    $      0    $ 12,992,866
                                        ============    ===========    ============    =======    ========    ============

                                         Unaudited
                                  See Accompanying Notes

                       SIERRA PACIFIC DEVELOPMENT FUND II
                             (A Limited Partnership)

                            STATEMENTS OF CASH FLOWS
              For the Nine Months Ended September 30, 1997 and 1996

                                                              1997           1996
                                                            ---------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss ..............................................   $(513,350)   $   (39,496)
  Adjustments to reconcile net loss
  to cash (used in) provided by operating activities:
    Depreciation and amortization .......................     573,789        457,824
    Undistributed loss (income) of unconsolidated
      joint venture .....................................     107,320       (255,903)
    (Increase) decrease in rent receivable ..............     (10,058)        21,892
    (Increase) decrease in other receivables ............    (118,097)        25,901
    Increase in other assets ............................    (469,928)      (207,696)
    Increase (decrease) in accrued and other liabilities      162,948           (453)
                                                            ---------    -----------
    Net cash (used in) provided by operating activities .    (267,376)         2,069
                                                            ---------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Payments for property additions .....................    (347,630)      (486,725)
    Capital contributions to unconsolidated joint venture    (155,590)             0
    Distributions received from unconsolidated
      joint venture .....................................           0              0
                                                            ---------    -----------
    Net cash used in investing activities ...............    (503,220)      (486,725)
                                                            ---------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Cash distributions ..................................     (50,000)      (300,000)
    Funding of note payable secured by property .........           0      2,000,000
    Principal payments on notes payable .................     (65,440)    (1,066,777)
    Payments to affiliate ...............................           0       (327,840)
    Repayment of loans to affiliate .....................     155,590              0
    Borrowings from affiliate ...........................     726,800              0
                                                            ---------    -----------
    Net cash provided by financing activities ...........     766,950        305,383
                                                            ---------    -----------
NET DECREASE IN CASH AND
    CASH EQUIVALENTS ....................................      (3,646)      (179,273)

CASH AND CASH EQUIVALENTS - Beginning of period .........      22,962        202,963
                                                            ---------    -----------
CASH AND CASH EQUIVALENTS - End of period ...............   $  19,316    $    23,690
                                                            =========    ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
    INFORMATION:
    Cash paid during the period for interest ............   $ 342,765    $   355,056
                                                            =========    ===========

                                         Unaudited
                                  See Accompanying Notes

                       SIERRA PACIFIC DEVELOPMENT FUND II
                             (A LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS
   ------------------------------------------------------------------------

1.    BASIS OF FINANCIAL STATEMENTS

In the opinion of the Partnership's management, these unaudited financial statements reflect all adjustments which are necessary for a fair presentation of its financial position at September 30, 1997 and results of operations and cash flows for the periods presented. All adjustments included in these statements are of a normal and recurring nature. These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Annual Report of the Partnership for the year ended December 31, 1996.

2.    RELATED PARTY TRANSACTIONS

In 1994, all of the common stock of TCP, Inc. was purchased by Finance Factors, Inc. from Carlsberg Management Company ("CMC"). TCP, Inc. owns all of the common stock of S-P Properties, Inc., the General Partner of the Partnership. CMC continued to manage the affairs of the Partnership through March 31, 1995.

Included in the financial statements for the nine months ended September 30, 1997 and 1996 are affiliate transactions as follows:
                                                            September 30
                                                     ---------------------------
                                                       1997               1996
                                                     --------           --------
Management fees ..........................           $ 67,944           $ 66,841
Administrative fees ......................            175,299            144,798
Leasing fees .............................            186,640             44,215
Construction fees ........................             50,083             43,257

3.   INVESTMENT IN UNCONSOLIDATED JOINT VENTURE

Sierra Mira Mesa Partners ("SMMP") was formed in 1985 between the Partnership and Sierra Pacific Pension Investors '84, an affiliate, to develop and operate the real property known as Sierra Mira Mesa, an office building, located in San Diego, California. At September 30, 1997 the Partnership's interest in SMMP is 35.98%; the remaining 64.02% interest is owned by Sierra Pacific Pension Investors '84.

                                    UNAUDITED

Sierra Pacific Development Fund II
Notes to Financial Statements
Page two

The consolidated financial statements of SMMP include the accounts of SMMP and Sorrento I Partners, a majority owned California general partnership. Summarized income statement information for SMMP for the nine months ended September 30, 1997 and 1996 follows:

                                                          September 30
                                                 ------------------------------
                                                      1997               1996
                                                 -----------        -----------

Rental income ............................       $ 1,436,848        $ 1,327,910
Total revenues ...........................         1,566,402          1,463,279
Operating expenses .......................           537,379            605,231
Share of unconsolidated
  joint venture loss .....................           348,525            277,055
Loss before extraordinary item ...........          (295,813)          (463,792)
Extraordinary gain .......................                 0          1,200,380
Net (loss) income ........................          (295,813)           501,770

As of September 30, 1997, SMMP holds a 24.91% interest in Sorrento II Partners ("SIIP"), a California general partnership with Sierra Pacific Institutional Properties V formed in 1993; a 4.96% interest in Sierra Creekside Partners ("SCP"), a California general partnership with Sierra Pacific Development Fund formed in 1994; and a 47.05% interest in Sierra Vista Partners ("SVP"), a California general partnership with Sierra Pacific Development Fund III formed in 1994.

Summarized income statement information for these Partnerships, which are accounted for by SMMP under the equity method, for the nine months ended September 30, 1997 and 1996 follows:

                                                             SIIP
                                                 ------------------------------
                                                          September 30
                                                 ------------------------------
                                                    1997                 1996
                                                 ---------            ---------
Rental income ........................           $ 736,809            $ 748,770
Total revenues .......................             736,809              748,770
Operating expenses ...................             300,806              275,159
Net loss .............................            (187,160)            (148,853)

                                    UNAUDITED

Sierra Pacific Development Fund II
Notes to Financial Statements
Page three


                                      SCP                         SVP
                            -----------------------     -----------------------
                                 September 30               September 30
                            -----------------------     -----------------------
                               1997          1996          1997          1996
                            ---------     ---------     ---------     ---------
Rental income ..........    $ 557,954     $ 547,972     $ 566,780     $ 523,377
Total revenues .........      557,954       555,744       567,413       523,377
Operating expenses .....      377,391       376,892       418,057       388,328
Net income (loss) ......     (257,921)     (291,816)     (614,475)     (481,951)


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

(a)   Exhibits

      The following Exhibits are filed herewith pursuant to Rule 601 of Regulation S-K.

 Exhibit
 Number      Description of Exhibit
----------   -----------------------------
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


                          SIERRA PACIFIC DEVELOPMENT FUND II
                          a Limited Partnership
                          S-P PROPERTIES, INC.
                          General Partner

Date:  NOVEMBER 10, 1997  /S/ THOMAS N. THURBER
                           Thomas N. Thurber
                           President and Director

Date:  NOVEMBER 10, 1997  /S/ BRUCE R. TIMBERS
                           Bruce R. Timbers
                           Chief Accounting Officer