Form 10-K
period 1997-12-31
SIERRA PACIFIC DEVELOPMENT FUND II
filed 1998-03-31
CIK 719606

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    Form 10-K
            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1997     Commission file number: 0-12036


                       SIERRA PACIFIC DEVELOPMENT FUND II
                       (A CALIFORNIA LIMITED PARTNERSHIP)

        State of California                              95-3856271
  -------------------------------                  ---------------------
  (State or other jurisdiction of                       (I.R.S. Employer
   incorporation or organization)                  Identification Number)


     5850 San Felipe, Suite 450
           Houston, Texas                                  77057
----------------------------------------                 ----------
(Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code:         (713) 706-6271

                           5850 San Felipe, Suite 500
                              Houston, Texas 77057
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

                        120,000 LIMITED PARTNERSHIP UNITS
                                 Title of class

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]. No[ ].

                       DOCUMENTS INCORPORATED BY REFERENCE

    Annual Report to Limited Partners for the Year Ended December 31, 1997 is
                 incorporated by reference into Parts II and III

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

The Partnership's activities during the preceding five years have involved the ownership and operation of four real estate projects in Texas:


                                                                      RENTABLE
                                                                       SQUARE
           PROJECT NAME, LOCATION             TYPE OF REAL ESTATE      FOOTAGE
      ----------------------------------    ----------------------   ----------
      Sierra Technology Center, Austin(A)       Industrial/office       108,205
      Sierra Westlakes, San Antonio             Industrial/office        95,370
      Sierra Southwest Pointe, Houston          Industrial/warehouse    100,649
      5850 San Felipe, Houston  (B)             Office                  100,667

      (A)SOLD DECEMBER 1994.
      (B)ACQUIRED DECEMBER 1994 AS PARTIAL COMPENSATION FOR THE SALE OF SIERRA TECHNOLOGY CENTER.

In December 1997, Sierra Southwest Point LLC ("SSPLLC") was formed with the Partnership being the sole member. This company was formed solely to engage in the following activities: a) to acquire from Sierra Pacific Development Fund II the property known as Sierra Southwest Pointe b) to own, hold, sell, assign, transfer, operate, lease, mortgage, pledge and otherwise deal with the Property,
c) to exercise all powers enumerated in the Delaware Limited Liability Company Act necessary or convenient to conduct, promotion or attainment of the business or purposes otherwise set forth. The Sierra Southwest Pointe property was transferred at no cost from the Partnership to SSPLLC.

In December 1994, the Partnership sold Sierra Technology Center for $6,000,000. The sale proceeds were received in cash, a note receivable from the buyer, and equity in the 5850 San Felipe property. A gain of $539,835 was recorded in 1994 with an additional gain of $736,271 deferred to subsequent years when the note receivable is collected.

In 1985, Sierra Mira Mesa Partners ("SMMP"), a California general partnership was formed with Sierra Pacific Pension Investors `84 ("SPPI `84). SMMP was initially created to develop and operate the office building known as Sierra Mira Mesa in San Diego, California. The Partnership's initial ownership interest in SMMP was 51%; the remaining 49% was owned by SPPI`84. Effective December 31, 1996, the general partners amended the partnership agreement to allow for adjustments in the sharing ratio each year based upon the relative net contributions and distributions since inception of each general partner. As a result, the sharing ratio in effect for 1997 was 45.58% for the Partnership and 54.42% for SPPI `84. In conjunction with this amendment, the general partners forgave the December 31, 1996 balances of advances due from SMMP and included these amounts as adjustments to their respective equity accounts. The sharing ratio effective January 1, 1998 will be adjusted to 33.74% for the Partnership and 66.26% for SPPI'84.

SMMP also holds an 88.69% interest in Sorrento I Partners (a California general partnership with Sierra Pacific Development Fund III formed in 1993), a 24.91% interest in Sorrento II Partners (a California general partnership with Sierra Pacific Institutional Properties V formed in 1993), a 4.96% interest in Sierra Creekside Partners (a California general partnership with Sierra Pacific Development Fund formed in 1994), and a 47.05% interest in Sierra Vista Partners (a California general partnership with Sierra Pacific Development Fund III formed in 1994).

Audited financial statements of Sierra Mira Mesa Partners, Sierra Vista Partners and Sorrento I Partners are included in the Annual Report to the Limited Partners attached as an Exhibit.

(b.) NARRATIVE DESCRIPTION OF BUSINESS. The Partnership owns and operates three projects in Texas as described above. Each of the projects is occupied by more than one tenant, the most significant of which is Sears at Sierra Westlakes. Rental income from Sears totaled $431,000, or 23%, of total 1997 rental income.

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

Operations of the Partnership through 1997 have been consistent with the intent of the original prospectus in that the Partnership has invested in real estate projects that had the potential for capital gains, preservation of capital, and providing distributable cash flow partially sheltered from Federal income tax. However, the Partnership and its real estate have been adversely affected by the Tax Reform Act of 1986, aggressive lending by banks that resulted in commercial real estate overbuilding, and subsequent severe recessions. The original intention to sell its real estate investments after a three to five year holding period has been delayed indefinitely. As of December 31, 1997, the Partnership had paid cash distributions of $64.80 for each $250 unit investment and remaining partners' equity was computed at $146.63 per unit. Thus, if the Partnership were to be liquidated at the end of 1997 at book value, each $250 investment would have returned a total of $211.43.

The General Partner's goal is to continue operating the properties until such time as rental rates return to the level necessary to support new commercial and industrial building development. At that time, the properties may be sold at prices substantially greater than current book values.

ITEM 2. PROPERTIES

The Partnership owns three properties in Texas including one office building and two industrial buildings. The three buildings represent 296,686 square feet of rentable space. Details of the individual properties and the respective tenants/leases follow. The Partnership also owns a 45.58% interest in a fourth property - Sierra Mira Mesa, an office building in San Diego, California. The Partnership also had during 1997 an indirect 40.42% interest in an industrial property known as Sorrento I in San Diego, California. This indirect ownership interest is subject to adjustment yearly based upon the relative contributions of the partners.

5850 SAN FELIPE - HOUSTON, TEXAS

This property includes one office building comprising 100,667 rentable square feet and is 87% occupied at December 31, 1997. The average effective annual rent per square foot at December 31, 1997 is $10.86. The principal businesses carried on from the building are of the service sector - executive suites, property management, health care and governmental services.

The property is encumbered by a mortgage lien in favor of Mutual Life Insurance Company of New York with a principal balance of $3,000,000 at December 31, 1997. In March 1996, the loan was modified to reduce the interest rate on this debt to 5% from the previous 8.5% in exchange for a principal paydown of $1,002,000. The loan requires monthly, interest-only payments through April 2004, the loan maturity date. Assuming no prepayment of principal, the principal balance due at maturity will be $3,000,000. No prepayment penalty is associated with this mortgage loan.

                        SUMMARY OF SIGNIFICANT TENANTS

As of December 31, 1997, twenty-eight tenants occupy the office building. Two tenants, an executive suite service company and health care service company, occupy more than ten percent of the rentable square footage of the building. The executive suite tenants include sales, property management, legal, insurance and mortgage services. Details of the significant lease are as follows:

                                          Percent of    Effective               Percent
                                Square     Rentable      Rent Per   Effective   of Gross
 Tenants of 5850                 Feet       Square        Square    Rent Per     Annual     Expiration
    San Felipe                 Occupied      Feet          Foot       Annum       Rent      of Lease
--------------------------------------------------------------------------------------------------------
Third Coast Business Centers    17,502         17%    $    9.26   $  162,099          17%  December 2004
Kimberly Home Health            10,903         11%        10.90      118,874          12%  September 2001
Tenants Occupying less
  than 10% sq ft                59,292         59%        11.33      671,496          71%  Various
                               ---------------------------------------------------------
                                                      $   10.86   $  952,469         100%
Total Rented Space              87,697         87%
Vacancies                       12,970         13%
                               ------------------
Total Rentable Space           100,667        100%
                               ==================

Reference is made to Item 13 of Form 10-K for a further discussion of Third Coast Business Centers.

                         SUMMARY OF LEASES BY EXPIRATION

Two tenants in 5850 San Felipe are on month to month leases, the other twenty-six tenants are on leases scheduled to expire over the next ten years as indicated in the table below.

Year of expiration               1998       1999       2000        2001       2002       2003        2004       2007        Total
                               -------    -------    --------    -------    --------    -------    --------    -------    --------
Number of tenants ..........         2          6           5           5           5          1           1          1          26
Percent of total tenants ...         7%        21%         18%         18%         18%         4%          4%         3%         93%
Total area (square feet) ...     2,128      9,085      13,278      18,389      15,141      3,346      17,502      6,656      85,525
Annual rent ................   $21,734    $89,373    $147,314    $201,350    $175,997    $38,857    $162,099    $90,240    $926,964
Percent gross annual rent ..         2%         9%         16%         21%         19%         4%         17%         9%         97%

SIERRA SOUTHWEST POINTE - HOUSTON, TEXAS

This property includes one industrial building comprising 100,649 rentable square feet and is 98% occupied at December 31, 1997. The average effective annual rent per square foot at December 31, 1997 is $4.48. The principal businesses carried on from the building are healthcare, manufacturing, retail and church services.

The property was encumbered by a mortgage lien in favor of American General Mortgage Company with a principal balance of $1,069,837 at September 30, 1997, the loan maturity date. The mortgage bore interest at 10% and was payable in monthly installments of $14,207 through September 1997, the loan maturity date. Upon maturation of this loan, Heller Financial Corporation provided $1,300,000 secured by a mortgage lien collateralized by certain land and buildings. The new loan is due in monthly interest only payments computed at the LIBOR rate plus 300 basis points. This note matures in January 1999. The loan contains an option to convert the note to a fixed interest rate and extend the maturity date ten years from date the option is exercised. The fixed interest rate shall be equal to the U.S. Government Security rate plus 200 basis points. This option expires at maturity. The obiligee of the note is Sierra Southwest Pointe, LLC.

                         Summary of Significant Tenants

Eighteen tenants occupy the building at December 31, 1997. No tenant occupies ten percent or more of the rentable square footage of the building as of December 31, 1997.

                         SUMMARY OF LEASES BY EXPIRATION

There is one month to month lease and seventeen term leases that are scheduled to expire over the next four years as indicated in the table below. One tenant occupies two units with separate lease terms.

Year of expiration                 1998              1999             2000              2001           Totals
                                 --------          --------          -------          -------          ------
Number of tenants ...........           8                 6                2                1              17
Percent  of  total
  tenants ...................          44%               33%              11%               6%             94%
Total area (square feet) ....      36,450            38,829           11,939            2,000          89,218
Annual rent .................    $142,323          $181,594          $62,100          $11,904        $397,921
Percent gross annual rent ...          32%               41%              14%               3%             90%

SIERRA WESTLAKES DEVELOPMENT - SAN ANTONIO, TEXAS

This property includes one industrial building comprising 95,370 rentable square feet and is 75% occupied at December 31, 1997. The average effective annual rent per square foot at December 31, 1997 is $8.66. The property has only two tenants whose principal businesses are distribution and manufacturing. Details of their leases follow.

The property is encumbered by a mortgage lien in favor of Westmark Commercial Mortgage Fund II with a principal balance of $1,957,503 at December 31, 1997. The mortgage bears interest at 9% and is payable in monthly installments of $16,784 through March 2006, the loan maturity date. Payments are amortized over a 300 month period with a principal balance of $1,654,784 due at maturity assuming no payment has been made on principal in advance of its due date.

                         SUMMARY OF SIGNIFICANT TENANTS

            Tenants                              Percent of       Effective                      Percent of
              of               Square Feet      Rentable         Rent Per     Effective Rent    Gross Annual
 Sierra Westlakes Development    Occupied      Square Feet     Square Foot       Per Annum          Rent         Expiration of Lease
------------------------------ ------------- ---------------- --------------- ---------------- --------------- ---------------------

Sears                                45,935              48%        $   9.38      $   431,079             70%       December 2007
Felco Office Systems                 25,357              27%            7.35          186,323             30%       February 2001
                               ------------- ---------------- --------------- ---------------- ---------------
Total Rented Space                   71,292              75%        $   8.66      $   617,402            100%

Vacancies                            24,078              25%
                               ------------- ----------------
Total Rentable Space                 95,370             100%
                               ============= ================

DEPRECIABLE PROPERTY Reference is made to Schedule III of Form 10-K.

REAL ESTATE TAXES

                            Real Estate
                            Tax as % of     1997 Real
                             Assessed       Estate Tax
Property                       Value        Obligation
----------------------------------------------------------
    5850 San Felipe
       Houston, Texas          2.76%          $77,364

    Sierra Southwest
    Pointe
       Houston, Texas          3.01%          $66,943

    Sierra Westlake
    Development
       San Antonio, Texas      2.81%          $87,786

INSURANCE         In the opinion of management, the properties are adequately covered by insurance.

SIERRA MIRA MESA - SAN DIEGO, CALIFORNIA

Sierra Mira Mesa office building consists of 89,560 rentable square feet and is 98% occupied at December 31, 1997. The principal business carried on from the building is insurance. The average effective annual rent per square foot at December 31, 1997 is $18.74.

                         SUMMARY OF SIGNIFICANT TENANTS

Only one of the five tenants occupies ten percent or more of the rentable square footage of the building. The principal business of this significant tenant is insurance. Details of this significant tenant and its leases follow:

                                               Percent of       Effective                        Percent of
                               Square Feet      Rentable         Rent Per     Effective Rent    Gross Annual
            Tenants              Occupied      Square Feet     Square Foot       Per Annum          Rent         Expiration of Lease
------------------------------ ------------- ---------------- --------------- ---------------- --------------- ---------------------
State Comp. Insurance Fund           73,912              83%       $   19.77    $   1,461,132          90%          February 2003
State Comp. Insurance Fund            1,489               2%            4.03            6,000           0%         Month to Month
Tenants Occupying <10% sq ft         11,925              13%           14.23          169,748          10%             Various
                               ------------- ---------------- --------------- ---------------- ---------------
Total Rented Space                   87,326              98%       $   18.74     $  1,636,880         100%

Vacancies                             2,234               2%
                               ------------- ----------------
Total Rentable Space                 89,560             100%
                               ============= ================

                          SUMMARY OF LEASES BY EXPIRATION

The Property's five tenants have leases scheduled to expire over the next six years as scheduled below.

Year of expiration                 1998          1999         2000          2001          2002           2003           Total
Number of tenants                     1             2            0             1             0               1              5
Percent of total tenants            20%           40%           0%           20%            0%             20%           100%
Total area (square feet)          4,035         6,579            0           762             0          73,912         85,288
Annual rent                     $55,396     $ 102,352        $   0      $ 12,000         $   0      $1,461,132   $  1,630,880
Percent gross annual rent            3%            6%           0%            1%            0%             90%           100%

                              DEPRECIABLE PROPERTY

                     Sierra Mira Mesa, San Diego, California
                   Office Building - Income Producing-Property

                                                                                               Tenant

                Buildings             Improvements                Total

Historical Cost & Tax Basis               $    2,480,940          $     6,026,352        $     2,227,856        $    10,735,148

Accumulated Depreciation                                               (2,174,943)            (1,913,087)            (4,088,030)
                                      ------------------------ ----------------------- --------------------- ----------------------

Net Carrying Value                        $    2,480,940          $     3,851,409        $       314,769        $     6,647,118
                                      ======================== ======================= ===================== ======================

Depreciation Method                       Not Applicable            Straight-line          Straight-line
Depreciable Life                          Not Applicable               5-30 Years             1-10 years

REAL ESTATE TAXES The real estate tax obligation for 1997 is approximately 1.12%
                  of the assessed value or $69,864.

INSURANCE         In the opinion of management, the property is adequately
                  covered by insurance.

ENCUMBRANCES      The property is encumbered by a mortgage lien in
                  favor of Lincoln National Life Insurance Company with a principal balance of $5,041,225 at December 31, 1997. The mortgage bears interest at 7.74%. Monthly principal and interest payments of $51,739 are due through maturity at October 2010. The note is subject to prepayment penalties of approximately 1% of the outstanding principal balance between months 25 and 177 of the loan term. No prepayment is allowed during the first two years of the loan and no prepayment penalty will be imposed if prepayment occurs in the final three months of the loan term.

SORRENTO I - SAN DIEGO, CALIFORNIA

Sorrento I is an industrial building with 43,100 square feet of rentable space. One tenant began leasing the entire 43,100 rentable square feet of Sorrento I in 1996. Rental income of $23,636 per month is recognized under this lease, which expires in April 2003. The effective annual rent per square foot at December 31, 1997 is $6.58. The principal business of the tenant is research and development in the communications sector.

                              DEPRECIABLE PROPERTY

                        Sorrento I, San Diego, California
                 Office Building - Income-Producing Property

                                                                                               Tenant
                                                   Land                   Buildings          Improvements               Total

Historical Cost & Tax Basis               $      1,305,518        $       1,342,683      $       329,299        $     2,977,500

Accumulated Depreciation                                                   (474,327)             (63,485)              (537,812)
                                      ------------------------ ----------------------- --------------------- ----------------------

Net Carrying Value                        $      1,305,518        $         868,356      $       265,814        $     2,439,688
                                      ======================== ======================= ===================== ======================

Depreciation Method                       Not Applicable              Straight-line         Straight-line
Depreciable Life                          Not Applicable                10-30 Years            7-10 years

REAL ESTATE TAXES The real estate tax obligation for 1997 is approximately 1.12%
                  of the assessed value or $28,603.

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

                  CGS Real Estate Company, Inc. ("CGS"), an affiliate of the General Partner, acquired the note and security documents from the bank in May 1996. In connection with the purchase of the bank note and security documents by CGS, SIP made a principal payment to the bank of $750,000 and entered into a $750,000 note agreement with CGS (the "CGS Agreement"). The CGS Agreement, collaterized by real and personal property, called for monthly interest payments through December 1996 and monthly principal and interest payments thereafter until maturity on May 31, 2016. The interest rate is fixed at 9.34% per annum for the first year of the note and will thereafter be the one year Treasury rate plus 375 basis points.

                  A modification agreement was entered into on September 30, 1997. The interest rate remained fixed at 9.34% through October 1998, at which time the rate will convert to the one-year treasury rate plus 375 basis points. The principal of the note on the effective date was $635,479 and is amortized over a 210-month term until maturity in March 2015. Current payments are $6,154 per month, principal and interest inclusive. The loan balance as of December 31, 1997 was $631,827.

                  At any time upon 120 days written notice to CGS, SIP may fully discharge the note by the payment of an amount equal to $750,000 less the aggregate amount of principal paid under the note between the date of the CGS Agreement and the date of payment plus any interest due.

ITEM 3.      LEGAL PROCEEDINGS

In November 1995, a limited partner of the Partnership, on their own behalf and on behalf of all others similarly situated, filed a lawsuit against S-P Properties, Inc., the General Partner of the Partnership, among others, in the Superior Court of the State of California, County of Los Angeles (the "Court"). This suit alleged breach of fiduciary duty and breach of contract. The Plaintiff's claims related to various loans made by the Partnership and by Sierra Mira Mesa Partners to a former affiliate of the General Partner which were allegedly improper or made below market rates. The Plaintiffs were seeking unspecified compensatory and punitive damages and removal of the General Partner.

In September 1997, the Court denied the Plaintiff's motion for class certification, but granted the Plaintiff leave to file an amended complaint. The Partnership demurred to all class action allegations in the amended complaint. The Court granted the demurred without leave to amend, thereby reducing the Plaintiff's allegations to a derivative suit. The case is presently in discovery. The Partnership believes any damages awarded in favor of the Plaintiff's derivative suit would be immaterial to the Partnership's operations.

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S PARTNERS' EQUITY AND RELATED MATTERS

As of December 31, 1997, the number of security holders is as follows:

                                                           Number of
                                        Number              Record
                                       of Units             Holders
                                    ----------------    ------------------
  Limited Partners:

         Class A Units                        56,674            3,126

         Class B Units                        29,979              799

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

The Partnership paid cash distributions of $.58 and $3.46 per limited partnership unit during the two years ended December 31, 1997 and 1996, respectively. There are no contractual or other restrictions on the Partnership's ability to make such distributions.

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

Overview:

The following discussion should be read in conjunction with the Selected Financial Data and the Partnership's Consolidated Financial Statements and Notes thereto incorporated by reference to the Annual Report to the Limited Partners attached as an Exhibit. As of December 31, 1997, the Partnership owns three properties, Sierra Westlakes, Sierra Southwest Pointe and 5850 San Felipe. The Partnership sold its interest in the Sierra Technology property on December 31, 1994. In addition, the Partnership holds a 45.58% interest in Sierra Mira Mesa Partners ("SMMP"). SMMP owns an office building - Sierra Mira Mesa in San Diego, California.

Results of Operations:

COMPARISON OF YEAR ENDED DECEMBER 31, 1997 TO YEAR ENDED DECEMBER 31, 1996.

Rental income increased $62,000, or 4%, primarily as a result of increased occupancy at 5850 San Felipe during the fourth quarter. Occupancy at the building increased from 72% at December 31, 1996 to 87% at December 31, 1997. Further, the weighted-average rent per square foot, on an accrual basis, increased from $10.33 to $10.86 at 5850 San Felipe and from $4.21 to $4.48 at Sierra Southwest Pointe during 1997. The increase in occupancy and rental rates was partially offset by the write off of rent receivable at 5850 San Felipe in August 1997. Occupancy at Sierra Southwest Pointe and Sierra Westlakes remained comparable between the two years.

Operating expenses increased by $234,000, or 12%, primarily as a result of increased depreciation and amortization expenses due to additional tenant improvements associated with the increased occupancy at 5850 San Felipe and due to a full year of depreciation on the prior year renovations to the lobby of the building. Legal and accounting expenses increased $73,000, principally due to higher legal fees incurred defending litigation against the Partnership. This increase was partially offset by a decrease in property taxes and insurance resulting from a successful tax appeal at 5850 San Felipe.

Interest expense decreased by $29,000, or 6%, primarily due to the restructure of the debt collateralized by 5850 San Felipe in the prior year. This modification agreement, which was effective March 22, 1996, reduced the interest rate on this debt from the previous 8.5%, in exchange for a principal paydown of approximately $1,000,000.

The Partnership's share of (loss) income from investment in SMMP was ($285,000) for the year ended December 31, 1997 compared to $162,000 for the year ended December 31, 1996. The loss generated by SMMP was principally the result of its share of loss from its joint venture partner, Sierra Vista Partners ("SVP"). SVP sold the Sierra Vista property in October 1997 and recorded a $968,000 loss from property disposition.

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

Liquidity and Capital Resources:

The Partnership used cash from operations of $673,000 during 1997. In 1997, the Partnership paid $677,000 for property additions, $460,000 for leasing commissions and $50,000 in distributions to the limited partners. The Partnership's joint venture, SMMP, made net distributions of $1,287,800 to assist with the funding of these expenditures.

In September 1997, the mortgage note on the Sierra Southwest Pointe property with a principal balance of $1,070,000 matured. A new lender funded a $1,300,000 loan to the Partnership. The new loan requires monthly interest-only payments computed at the LIBOR rate plus 300 basis points until maturity in January 1999. The loan contains an option to convert the note to a fixed interest rate and extend the maturity date ten years from the date the option is exercised. The fixed interest rate shall be equal to the U.S. Government Security rate plus 200 basis points. The Partnership intends to exercise this option upon maturity. The loan is secured by a trust deed on the Sierra Southwest Pointe property.

The Partnership is in an illiquid position at December 31, 1997 with cash and current receivables of $186,000 and current liabilities of $514,000.

The Partnership's primary capital requirements will be for the construction of new tenant space. It is anticipated that these requirements will be funded from the operation of the properties and distributions from SMMP.

Inflation:

The Partnership's long-term leases contain provisions designed to mitigate the adverse impact of inflation on its results from operations. Such provisions may include escalation clauses related to Consumer Price Index increases.

YEAR 2000 COMPLIANCE

The Year 2000 Compliance issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Partnership's computer programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

The total cost to the Partnership of activities associated with the Year 2000 Compliance issue is not anticipated to be material to its financial position or results of operations in any given year.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following financial statements and independent auditors' report are incorporated by reference to the Annual Report to the Limited Partners attached as an Exhibit.

         1.       Independent Auditors' Report

         2.       Consolidated Balance Sheets - December 31, 1997 and 1996

         3. Consolidated Statements of Operations - for the years ended December 31, 1997, 1996, and 1995

         4. Consolidated Statements of Changes in Partners' Equity - for the years ended December 31, 1997, 1996, and 1995

         5. Consolidated Statements of Cash Flows - for the years ended December 31, 1997, 1996, and 1995

         6.       Notes to Consolidated Financial Statements

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

The executive officers and directors of S-P Properties, Inc. are:

                                                                              APPROXIMATE
NAME                         POSITION                                 AGE   TIME IN OFFICE
----                         --------                                 ---   --------------
Thomas N. Thurber       President and Director                         47       3 years

Dawson L.  Davenport    Vice President                                 42       3 years

Steven M. Speier        Secretary/Treasurer and Director               47       3 years

William J. Carden       Assistant Secretary/Treasurer and Director     53       3 years

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

Steven M. Speier - Secretary/Treasurer and Director, S-P Properties, Inc. Mr. Speier who after spending two years in public accounting, went into the banking industry in 1975. During his sixteen year banking career, Mr. Speier managed a real estate loan portfolio of approximately $1.5 billion secured by properties throughout the United States. Mr. Speier brings to S-P Properties, Inc. a broad real estate background that includes management, leasing, and disposition of all categories of commercial real estate. Mr. Speier also serves as a director of IDM Corporation. Mr. Speier is a licensed real estate broker, is registered as a Certified Public Accountant, and has a masters degree in business administration from Grand Valley State University in Michigan.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

None

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Partnership pays a management fee of 5% of the gross rental income collected from the properties to American Spectrum Real Estate Services, Inc. (ASRE), formerly Banc Commercial Texas. These fees for the year ended December 31, 1997 were $93,168. Bancor Real Estate Company, Inc. (Bancor) provides services to the Partnership such as accounting, legal, data processing and similar services and is entitled to reimbursement for expenses incurred to provide such services. Amounts so reimbursed totaled $232,399 during the year ended December 31, 1997. Additionally, the Partnership reimbursed Bancor for construction supervision costs in the amount of $50,083 during the year ended December 31, 1997. In consideration for services rendered with respect to initial leasing of Partnership properties, ASRE is paid initial leasing costs. For the year ended December 31, 1997, a total of $225,240 was paid for initial leasing costs. Bancor and ASRE are both wholly owned subsidiaries of CGS Real Estate Company, Inc. William J. Carden, an officer and director of S-P Properties, Inc., the General Partner of the Partnership, owns 50% of CGS Real Estate Company, Inc.

During 1993, the Partnership loaned funds to Carlsberg Management Company, Inc., a former affiliate of the General Partner, in the form of unsecured demand notes. Interest was paid at rates approximately 100 basis points above certificate of deposit rates established by major commercial banks. The loans reached a maximum of $1,100,000 during 1993 and were reduced to $1,000,000 at December 31, 1993. The loans were reduced to $812,000 at December 31, 1994 and the interest rate was fixed at 6%. The loan was assumed by Finance Factors, Inc. with the sale of the outstanding stock of TCP, Inc. in December 1994. In July 1995, Finance Factors, Inc. merged with Bancor Real Estate Company, Inc. who has assumed the note. In 1997, interest receivable of $89,298 was added to the principal balance of the note. The principal balance outstanding at December 31, 1997 is $901,298. Both Finance Factors, Inc. and Bancor Real Estate Company, Inc. are wholly owned subsidiaries of CGS Real Estate Company, Inc.

Bancor Real Estate Company, Inc. dba Third Coast Business Centers leases 17,502 square feet of 5850 San Felipe, a property of the Partnership. The terms of this lease are consistent with the current market conditions for office space in the area of the property. The Partnership recognized rental income of $162,099 during the year ended December 31, 1997 related to this lease. Bancor Real Estate Company, Inc. is a wholly owned subsidiary of CGS Real Estate Company, Inc.

On December 30, 1994, the Sierra Technology property with a historical cost basis of $3,849,228 was sold for $6,000,000 ($3,100,000 cash down-payment and $2,900,000 trust deed note) to Texas DVM, Inc. The original note called for monthly interest only payments and bore interest of 10% per annum until December 31, 1997, when the entire indebtedness was due in full. In 1997, the maturity date was extended to December 31, 1998 and interest receivable of $290,000 was added to the principal balance of the note. All other terms of the original note remained unchanged. The principal balance outstanding at December 31, 1997 is $3,190,000. CGS Real Estate Company, Inc. owns Texas DVM, Inc.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

A. EXHIBITS

     1.   Annual Report to the Limited Partners

     2.   Exhibit Number 27 - Financial Data Schedule

B. FINANCIAL STATEMENT SCHEDULES

          The following financial statement schedules and the report of the independent auditors thereon are included herein:

     1. Schedule II - Valuation and Qualifying Accounts and Reserves - for the years ended December 31, 1997, 1996, and 1995

     2. Schedule III - Real Estate and Accumulated Depreciation - December 31, 1997


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

                                        SIERRA PACIFIC DEVELOPMENT FUND II
                                        a California Limited Partnership
                                        S-P PROPERTIES, INC.
                                        General Partner

Date: March 19, 1998                    /s/THOMAS N. THURBER
      --------------                    ----------------------------------------
                                        Thomas N. Thurber
                                        President and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 19, 1998                     /s/THOMAS N. THURBER
      --------------                    ----------------------------------------
                                         Thomas N. Thurber
                                         President  and Director
                                         S-P Properties, Inc.

Date: March 19, 1998                     /s/WILLIAM J. CARDEN
      --------------                    ----------------------------------------
                                         William J. Carden
                                         Assistant Secretary/Treasurer and
                                           Director
                                         S-P Properties, Inc.

Date: March 19, 1998                     /s/G. ANTHONY EPPOLITO
      --------------                    ----------------------------------------
                                         G. Anthony Eppolito
                                         Chief Accountant
                                         S-P Properties, Inc.

INDEPENDENT AUDITORS' REPORT ON FINANCIAL STATEMENT SCHEDULES

To the Partners of
Sierra Pacific Development Fund II

We have audited the consolidated financial statements of Sierra Pacific Development Fund II and subsidiary, a California limited partnership, (the "Partnership") as of December 31, 1997 and 1996, and for each of the three years in the period ended December 31, 1997 and have issued our report thereon dated March 13, 1998. Such consolidated financial statements and reports are included in your 1997 Annual Report to the Limited Partners and are incorporated herein by reference. Our audits also included the financial statement schedules of Sierra Pacific Development Fund II, listed in Item 14. These financial statement schedules are the responsibility of the Partnership's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE LLP

Houston, Texas
March 13, 1998

                             SCHEDULE II - FORM 10-K
                SIERRA PACIFIC DEVELOPMENT FUND II AND SUBSIDIARY
                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
              For the Years Ended December 31, 1997, 1996 and 1995
     ----------------------------------------------------------------------

                                                   Income -
                                                   Producing
                                                   Properties
                                                --------------

Allowance for loss - January 1, 1995       $          450,000

  Provision charged to costs
     and expenses (1)                                       0
                                                --------------

Allowance for loss - December 31, 1995                450,000

  Provision charged to costs
     and expenses (1)                                       0
                                                --------------

Allowance for Loss - December 31, 1996                450,000

  Provision charged to costs
     and expenses (1)                                       0
                                                --------------

Allowance for loss - December 31, 1997     $          450,000
                                                ==============

(1) See Notes 1 and 4 to consolidatd financial statements incorporated by reference to the Annual Report to the Limited Partners attached as an Exhibit.

                            SCHEDULE III - FORM 10-K
                SIERRA PACIFIC DEVELOPMENT FUND II AND SUBSIDIARY
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                                DECEMBER 31, 1997

----------------------------------------------------------------------------------------------------------------------
                                            Initial Cost                                   Gross Amount at
                                          to Partnership (1)      Improvements      Which carried at close of period
                                       -----------------------    Capitalized     ------------------------------------
                           Encumb-                   Improve-    After Acquis-                 Improve-       Total
Description                rances          Land       ments        ition (2)      Land          ments       (3)(4)(6)
----------------------------------------------------------------------------------------------------------------------
OFFICE BUILDING-
  INCOME -PRODUCING:

5850 San Felipe
 Houston, Texas         $ 3,000,000    $ 1,950,000   $2,806,932    $1,786,197    $1,950,000   $ 4,580,542  $ 6,530,542

Sierra Southwest Pointe
 Houston, Texas         $ 1,300,000    $   570,124   $2,279,488    $  360,930    $  570,124   $ 2,078,326  $ 3,078,450

Sierra Westlakes
 Development
 Houston, Texas         $ 1,957,503    $ 1,743,622                 $3,732,654    $1,743,622   $ 3,715,436  $ 5,459,058
                        ----------------------------------------------------------------------------------------------
TOTAL                   $ 6,257,503    $ 4,263,746   $5,086,420    $5,879,781    $4,263,746   $10,804,304  $15,068,050
                        ==============================================================================================

--------------------------------------------------------------------------------
                                  Accum.         Date         Date     Deprec.
Description                      Deprec.(5)   Constructed   Acquired    Life
--------------------------------------------------------------------------------
OFFICE BUILDING-
  INCOME -PRODUCING:

5850 San Felipe
 Houston, Texas                $   599,180       3/77          12/94   1-30 yrs.

Sierra Southwest Pointe
 Houston, Texas                    595,726       8/72           7/91   2-30 yrs.

Sierra Westlakes
 Development
 Houston, Texas                  2,210,765      10/85           8/84   1-30 yrs.
                                ----------
TOTAL                           $3,405,671
                                ==========

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

(5) Reconciliation of total real estate carrying value and accumulated depreciation for the three years ended December 31, 1997 is as follows:

                                          Total Real Estate   Accumulated
                                           Carrying Value     Depreciation
                                          -----------------   ------------
 Balance - January 1, 1995                  $ 13,288,847       $1,895,469
    Additions during the year                    415,923          458,903
    Write off fully depreciated assets           (13,152)         (13,152)
                                            -------------      -----------
 Balance - December 31, 1995                  13,691,618        2,341,220
    Additions during the year                    848,511          542,460
    Write off fully depreciated assets          (111,525)        (111,525)
                                            -------------      -----------
 Balance - December 31, 1996                  14,428,604        2,772,155
     Additions during the year                   676,666          670,736
     Write off fully depreciated assets          (37,220)         (37,220)
                                            -------------      -----------
 Balance - December 31, 1997                $ 15,068,050       $3,405,671
                                            =============      ===========

               SIERRA PACIFIC DEVELOPMENT FUND II AND SUBSIDIARY
                       (A California Limited Partnership)

                            SELECTED FINANCIAL DATA
        For the Years Ended December 31, 1997, 1996, 1995, 1994 and 1993

The following table sets forth certain selected historical financial data of the Partnership. The selected operating and financial position data as of and for each of the five years ended December 31, 1997 have been derived from the audited financial statements of the Partnership. This information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and Notes thereto which are incorporated by reference to the Annual Report to the Limited Partners attached as an Exhibit.

                                                   1997              1996              1995             1994               1993
                                               ------------      ------------      ------------      ------------      ------------
REVENUES                                       $  2,179,772      $  2,128,491      $  2,081,670      $  1,842,321      $  1,906,135

OPERATING EXPENSES:
  Total                                           2,259,482         2,025,153         1,835,944         1,976,381         1,693,663
  Per dollar of revenues                               1.04              0.95              0.88              1.07              0.89
INTEREST EXPENSE:
  Total                                             435,818           464,880           461,567           126,173           128,708
  Per dollar of revenues                               0.20              0.22              0.22              0.07              0.07
NET (LOSS) INCOME FROM
  CONTINUING OPERATIONS:
  Total                                            (800,406)         (548,350)         (523,440)          157,470            31,686
  General Partner                                         0                 0                 0            25,998                 0
  Limited Partners                                 (800,406)         (548,350)         (523,440)          131,472            31,686
  Per Unit (1)                                        (9.24)            (6.32)            (6.04)             1.52              0.37
CASH (USED IN) PROVIDED BY
  OPERATING ACTIVITIES                             (672,814)          401,092          (841,813)        1,038,686           861,226

CASH PROVIDED BY (USED IN)
  INVESTING ACTIVITIES                              611,134          (848,511)         (374,172)        1,435,165          (212,773)

CASH PROVIDED BY (USED IN)
  FINANCING ACTIVITIES                              108,508           267,418          (122,354)       (1,096,914)       (1,734,660)

TOTAL ASSETS                                     19,477,303        20,229,858        19,676,261        20,948,592        17,706,165

PARTNERS' EQUITY:
  Total                                          12,705,810        13,556,216        14,055,860        14,779,300        15,860,970
  General Partner                                         0                 0                 0                 0                 0
  Limited Partners
    Class A                                       8,310,049         8,866,234         9,193,008         9,666,163        10,373,612
    Class B                                       4,395,761         4,689,982         4,862,852         5,113,137         5,487,358
LIMITED PARTNERS' EQUITY - PER
 UNIT(1)                                             146.63            156.45            162.21            170.56            183.04
NOTE RECEIVABLE                                   2,453,729         2,163,729         2,163,729         2,163,729               N/A
INCOME-PRODUCING PROPERTIES:
  Number                                                  3                 3                 3                 3                 3
  Cost                                           15,068,050        14,428,604        13,691,618        13,288,847        14,321,737
  Less: Accumulated depreciation                 (3,405,671)       (2,772,155)       (2,341,220)       (1,895,469)       (2,920,396)
        Valuation allowance                        (450,000)         (450,000)         (450,000)         (450,000)         (850,000)
  Net book value                                 11,212,379        11,206,449        10,900,398        10,943,378        10,551,341
INVESTMENT IN UNCONSOLIDATED
  JOINT VENTURE                                   3,416,664         4,838,609         4,681,570         5,035,779         5,152,570
NOTES PAYABLE - Related to income-
  producing property                              6,257,503         6,098,994         5,185,902         5,248,256         1,267,744
DISTRIBUTIONS PER UNIT (1):                            0.58              3.46              2.31             14.00              8.00

N/A = Not applicable nor available

(1) The net loss, limited partners' equity and distributions per unit are based upon the limited partnership units outstanding at the end of the year, 56,674 Class A and 29,979 Class B in all years. The cumulative distributions per limited partnership unit from inception to December 31, 1997 equal $64.80.

INDEPENDENT AUDITORS' REPORT

To the Partners of
Sierra Pacific Development Fund II

We have audited the accompanying consolidated balance sheets of Sierra Pacific Development Fund II and subsidiary, a California limited partnership, (the "Partnership") as of December 31, 1997 and 1996, and the related consolidated statements of operations, changes in partners' equity and cash flows for each of the three years in the period ended December 31, 1997. These consolidated financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sierra Pacific Development Fund II and subsidiary as of December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.

DELOITTE & TOUCHE LLP

Houston, Texas
March 13, 1998

               SIERRA PACIFIC DEVELOPMENT FUND II AND SUBSIDIARY
                       (A California Limited Partnership)

                          CONSOLIDATED BALANCE SHEETS
                           December 31, 1997 and 1996

                                           December 31, 1997   December 31, 1996
                                           -----------------   -----------------
ASSETS

Cash and cash equivalents                     $    69,790        $    22,962
Receivables:
   Note, net of deferred gain of
    $736,271 (Notes 3 and 4)                    2,453,729          2,163,729
   Unbilled rent (Notes 1 and 4)                  277,452            334,495
   Billed rent (Note 1)                            78,698             25,181
   Due from affiliates (Note 3)                   951,381          1,017,674
   Other (Note 2)                                  37,795            176,421
Income-producing properties - net of
  accumulated depreciation and
  valuation allowance of $3,855,671 in 1997
  and $3,222,155 in 1996 (Notes 1 and 4)       11,212,379         11,206,449
Investment in unconsolidated joint venture
  (Notes 1 and 5)                               3,416,664          4,838,609
Other assets (Notes 1, 2 and 3)                   979,415            444,338
                                              -----------        -----------
Total Assets                                  $19,477,303        $20,229,858
                                              ===========        ===========
LIABILITIES AND PARTNERS' EQUITY

Accrued and other liabilities (Note 2)        $   513,990        $   574,648
Notes payable (Note 6)                          6,257,503          6,098,994
                                              -----------        -----------
Total Liabilities                               6,771,493          6,673,642
                                              -----------        -----------
Partners' equity (Notes 1 and 7):
  General Partner                                       0                  0
  Limited Partners:
    Class A Limited Partners:
      60,000 units authorized,
      56,674 issued and outstanding             8,310,049          8,866,234

    Class B Limited Partners:
      60,000 units authorized,
      29,979 issued and outstanding             4,395,761          4,689,982
                                              -----------        -----------
Total Partners' equity                         12,705,810         13,556,216
                                              -----------        -----------
Total Liabilities and Partners'  equity       $19,477,303        $20,229,858
                                              ===========        ===========

                             See Accompanying Notes

               SIERRA PACIFIC DEVELOPMENT FUND II AND SUBSIDIARY
                       (A California Limited Partnership)

                     CONSOLIDATED STATEMENTS OF OPERATIONS
              For the Years Ended December 31, 1997, 1996 and 1995

                                                   1997           1996           1995
                                               -----------    -----------    -----------
REVENUES:
  Rental income (Note 1)                       $ 1,841,050    $ 1,778,871    $ 1,735,678
  Interest income (Note 3)                         338,722        349,620        345,992
                                               -----------    -----------    -----------
       Total revenues                            2,179,772      2,128,491      2,081,670
                                               -----------    -----------    -----------
EXPENSES:
Operating expenses:
    Depreciation and amortization                  786,905        632,513        517,137
    Property taxes and insurance                   311,475        334,132        324,920
    Administrative fees (Note 3)                   216,177        224,760        283,041
    Maintenance and repairs                        295,358        279,797        219,102
    Utilities                                      173,500        181,227        209,525
    Management fees (Note 3)                        93,168         90,250         86,531
    Legal and accounting                           215,138        141,929         49,424
    General and administrative                      53,955         37,108         46,732
    Salaries and payroll taxes                      36,000         36,000         31,651
    Renting expenses                                23,333         13,599          5,360
    Other operating expenses                        54,473         53,838         62,520
                                               -----------    -----------    -----------
     Total operating expenses                    2,259,482      2,025,153      1,835,943
                                               -----------    -----------    -----------
Interest                                           435,818        464,880        461,567
                                               -----------    -----------    -----------
       Total expenses                            2,695,300      2,490,033      2,297,510
                                               -----------    -----------    -----------
LOSS BEFORE PARTNERSHIP'S SHARE OF
   UNCONSOLIDATED JOINT VENTURE LOSS              (515,528)      (361,542)      (215,840)
                                               -----------    -----------    -----------
PARTNERSHIP'S SHARE OF UNCONSOLIDATED
   JOINT VENTURE LOSS FROM CONTINUING
   OPERATIONS (Note 5)                            (284,878)      (186,808)      (307,600)

PARTNERSHIP'S SHARE OF UNCONSOLIDATED
   JOINT VENTURE EXTRAORDINARY GAIN (Note 5)             0        348,706              0
                                               -----------    -----------    -----------
NET LOSS                                       $  (800,406)   $  (199,644)   $  (523,440)
                                               ===========    ===========    ===========
Per limited partnership unit (Note 1):
   Loss before extraordinary gain              $     (9.24)   $     (6.32)   $     (6.04)
   Extraordinary gain                                    0           4.02              0
                                               -----------    -----------    -----------
Net loss                                       $     (9.24)   $     (2.30)   $     (6.04)
                                               ===========    ===========    ===========

                             See Accompanying Notes

               SIERRA PACIFIC DEVELOPMENT FUND II AND SUBSIDIARY
                       (A California Limited Partnership)

             CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' EQUITY
              For the Years Ended December 31, 1997, 1996 and 1995

                                                                                                              Total
                                      Limited Partners                                       General        Partners'
                        Class A          Class B           Total              Per Unit       Partner          Equity
                       ----------       ----------      -----------           -------         ------       -----------
Partners' equity -
  January 1, 1995      $9,666,163       $5,113,137      $14,779,300           $170.56          $0          $14,779,300
Net income               (342,348)        (181,092)        (523,440)            (6.04)                        (523,440)
Distributions            (130,807)         (69,193)        (200,000)            (2.31)                        (200,000)
                       ----------       ----------      -----------           -------         ------       -----------
Partners' equity -
   December 31, 1995    9,193,008        4,862,852       14,055,860            162.21           0           14,055,860
Net loss                 (130,574)         (69,070)        (199,644)            (2.30)                        (199,644)
Distributions            (196,200)        (103,800)        (300,000)            (3.46)                        (300,000)
                       ----------       ----------      -----------           -------         ------       -----------
Partners' equity -
  December 31, 1996     8,866,234        4,689,982       13,556,216            156.45           0           13,556,216
Net loss                 (523,493)        (276,913)        (800,406)            (9.24)                        (800,406)
Distributions             (32,692)         (17,308)         (50,000)            (0.58)                         (50,000)
                       ----------       ----------      -----------           -------         ------       -----------
Partners' equity -
   December 31, 1997   $8,310,049       $4,395,761      $12,705,810           $146.63          $0          $12,705,810
                       ==========       ==========      ===========           =======         ======       ===========

                             See Accompanying Notes

               SIERRA PACIFIC DEVELOPMENT FUND II AND SUBSIDIARY
                       (A California Limited Partnership)

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
              For the Years Ended December 31, 1997, 1996 and 1995

                                                                                       1997                1996                1995
                                                                                -----------         -----------         -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                      $  (800,406)        $  (199,644)        $  (523,440)
  Adjustments to reconcile net loss to cash
  (used in) provided by operating activities:
    Depreciation and amortization                                                   786,905             632,513             517,137
    Undistributed loss (income) of unconsolidated
      joint venture                                                                 284,878            (161,898)            307,599
    Decrease (increase) in rent receivable                                            3,526              47,374            (139,368)
    Increase in other receivables                                                  (240,672)            (58,879)           (114,505)
    Increase in other assets                                                       (646,387)           (138,523)           (262,699)
    (Decrease) increase in accrued and other liabilities                            (60,658)            280,149            (626,537)
                                                                                -----------         -----------         -----------
    Net cash (used in) provided by operating activities                            (672,814)            401,092            (841,813)
                                                                                -----------         -----------         -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Payments for property additions                                                  (676,666)           (848,511)           (415,923)
  Capital contributions to unconsolidated joint venture                            (293,000)                  0            (768,258)
  Distributions from unconsolidated joint venture                                 1,580,800                   0             810,009
                                                                                -----------         -----------         -----------
    Net cash provided by (used in) investing activities                             611,134            (848,511)           (374,172)
                                                                                -----------         -----------         -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Loan to affiliates                                                                      0            (205,674)                  0
  Borrowings from affiliates                                                              0             349,900             140,000
  Repayments of borrowings from affiliates                                                0            (489,900)                  0
  Cash distributions                                                                (50,000)           (300,000)           (200,000)
  Funding of note payable secured by property                                     1,300,000           2,000,000                   0
  Principal payments on notes payable                                            (1,141,492)         (1,086,908)            (62,354)
                                                                                -----------         -----------         -----------
    Net cash provided by (used in) financing activities                             108,508             267,418            (122,354)
                                                                                -----------         -----------         -----------
NET INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS                                                               46,828            (180,001)         (1,338,339)

CASH AND CASH EQUIVALENTS - Beginning of year                                        22,962             202,963           1,541,302
                                                                                -----------         -----------         -----------
CASH AND CASH EQUIVALENTS - End of  year                                        $    69,790         $    22,962         $   202,963
                                                                                ===========         ===========         ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION:
  Cash paid during the year for interest                                        $   455,666         $   466,407         $   433,553
                                                                                ===========         ===========         ===========

In 1997, $379,298 of interest receivable was added to the principal balance of the related notes receivable from affiliates. These transactions are noncash items not reflected in the above statement of cash flows.

                             See Accompanying Notes

                SIERRA PACIFIC DEVELOPMENT FUND II AND SUBSIDIARY
                       (A CALIFORNIA LIMITED PARTNERSHIP)

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

In December 1997, Sierra Southwest Pointe LLC ("SSPLLC") was formed with the Partnership being the sole member. This company was formed solely to engage in the following activities: a) to acquire from Sierra Pacific Development Fund II the property known as Sierra Southwest Pointe, b) to own, hold, sell, assign, transfer, operate, lease, mortgage, pledge and otherwise deal with the Property,
c) to exercise all powers enumerated in the Delaware Limited Liability Company Act necessary or convenient to conduct, promotion or attainment of the business or purposes otherwise set forth. Title to the Sierra Southwest Pointe property was transferred from the Partnership to SSPLLC. The accounts of SSPLLC are consolidated into the financial statements of the Partnership since the date of formation and all significant intercompany transactions are eliminated in consolidation.

In December 1994, the Partnership sold Sierra Technology Center for $6,000,000. The sale proceeds were received in cash, a note receivable from the buyer, and equity in the 5850 San Felipe property.

In 1985 Sierra Mira Mesa Partners ("SMMP"), a California general partnership was formed between the Partnership and Sierra Pacific Pension Investors `84 (SPPI`84). SMMP was initially created to develop and operate the office building known as Sierra Mira Mesa in San Diego, California. The Partnership's initial ownership interest in SMMP was 51%; the remaining 49% was owned by SPPI`84. Effective December 31, 1996, the general partners amended the partnership agreement to allow for adjustments in the sharing ratio each year based upon the relative net contributions and distributions since inception of each general partner. As a result, the sharing ratio in effect for 1997 was 45.58% for the Partnership and 54.42% for SPPI`84. In conjunction with this amendment, the general partners forgave the December 31, 1996 balances of advances due from SMMP and included these amounts as adjustments to their respective equity accounts. The sharing ratio effective January 1, 1998 will be adjusted to 33.74% for the Partnership and 66.26% for SPPI`84.

SMMP also holds an 88.69% interest in Sorrento I Partners (a California general partnership with Sierra Pacific Development Fund III formed in 1993), a 24.91% interest in Sorrento II Partners (a California general partnership with Sierra Pacific Institutional Properties V formed in 1993), a 4.96% interest in Sierra Creekside Partners (a California general partnership with Sierra Pacific Development Fund formed in 1994), and a 47.05% interest in Sierra Vista Partners (a California general partnership with Sierra Pacific Development Fund III formed in 1994).

Sierra Pacific Development Fund II and subsidiary
Notes to Consolidated Financial Statements
Page two


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

FAIR VALUE OF FINANCIAL INSTRUMENTS

The financial instruments of the Partnership at December 31, 1997 and 1996 consist of cash and cash equivalents, receivables, due from affiliates, accounts payable and notes payable. The fair value of cash and cash equivalents, receivables and accounts payable approximates the carrying value due to the short term nature of these items. In the opinion of management, the estimated fair value of the notes payable, based on market rates at December 31, 1997, is $5,685,000. Management was unable to determine the fair value of the amounts due from affiliates due to the related party nature of this receivable.

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

Sierra Pacific Development Fund II and subsidiary
Notes to Consolidated Financial Statements
Page three


Because the determination of fair value is based upon projections of future economic events such as property occupancy rates, rental rates, operating cost inflation and market capitalization rates which are inherently subjective, the amounts ultimately realized at disposition may differ materially from the net carrying value as of December 31, 1997. The cash flows used to determine fair value and net realizable value are based on good faith estimates and assumptions developed by management. Unanticipated events and circumstances may occur and some assumptions may not materialize; therefore, actual results may vary from the estimates and the variances may be material. The Partnership may provide additional write-downs which could be material in subsequent years if real estate markets or local economic conditions change.

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

Sierra Pacific Development Fund II and subsidiary
Notes to Consolidated Financial Statements
Page four


2. DETAILS OF CERTAIN BALANCE SHEET ACCOUNTS

Additional information regarding certain balance sheet accounts, at December 31, 1997 and 1996 is as follows:

                                                             1997         1996
                                                           --------     --------
Other receivables:
    Interest receivable                                    $      0     $176,421
    Accounts receivable                                      37,795            0
                                                           --------     --------
                                                           $ 37,795     $176,421
                                                           ========     ========
Other assets:
   Prepaid expenses                                        $ 20,192     $ 20,192
   Deferred loan costs, net of accumulated
      amortization of $11,617 in 1997 and
      $17,969 in 1996                                       111,467       68,895
   Deferred leasing costs, net of accumulated
      amortization of $381,317 in 1997 and
      $297,795 in 1996                                      637,667      281,783
   Tax impounds                                              30,686       63,178
   Reserves                                                 169,113            0

   Deposits                                                  10,290       10,290
                                                           ========     ========
                                                           $979,415     $444,338
                                                           ========     --------
Accrued and other liabilities:
   Accounts payable                                        $326,284     $383,593
   Security deposits                                         83,475       68,704
   Accrued property taxes                                    87,407       85,679
   Interest payable                                          16,824       36,672
                                                           --------     --------
                                                           $513,990     $574,648
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

An affiliate of the General Partner receives a management fee of 5% of the gross rental income collected from the properties. Management fees paid to affiliates for the years ended December 31, 1997, 1996 and 1995 were $93,168, $90,250 and $70,531, respectively.

An affiliate of the General Partner is entitled to reimbursement for expenses incurred by the affiliate for services provided to the Partnership such as accounting, legal, data processing and similar services. The affiliate was reimbursed $232,399, $224,760 and $165,696 for such services for the years ended December 31, 1997, 1996 and 1995, respectively. The Partnership reimbursed the affiliate for construction supervision costs incurred by the affiliate. For the years ended December 31, 1997, 1996 and 1995 the affiliate received $50,083, $43,257 and $13,485, respectively, for tenant improvements supervisory costs.

In consideration for services rendered with respect to initial leasing of Partnership properties, an affiliate of the General Partner is paid initial leasing costs. For the years ended December 31, 1997, 1996 and 1995 these fees amounted to $225,240, $59,021 and $132,121, respectively, and were recorded as deferred leasing costs.

Sierra Pacific Development Fund II and subsidiary
Notes to Consolidated Financial Statements
Page five


During 1993, the Partnership loaned funds to a former affiliate of the General Partner in the form of demand notes. Interest was paid at rates approximately 100 basis points above certificate of deposit rates established by major commercial banks. The loans reached a maximum of $1,100,000. The loans were reduced to $812,000 at December 31, 1994 and the interest rate was fixed at 6%. In 1997, interest receivable of $89,298 was added to the principal balance of the note. Interest income of $48,720, $48,853, and $48,720 was recognized in 1997, 1996, and 1995, respectively, related to this note. The balance outstanding at December 31, 1997 is $901,298. The note is guaranteed by the owners of GCS Real Estate Company, Inc.

An affiliate of the General Partner leases 17,502 square feet of 5850 San Felipe, a property of the Partnership. The terms of this lease are consistent with the current market conditions for office space in the area of the property. The Partnership recognized rental income of $162,099 during the years ended December 31, 1997, 1996 and 1995 related to this lease.

As further described in Note 4, in 1994 the Partnership sold a property to an affiliate of the General Partner for cash of $3,100,000 and a $2,900,000 trust deed note. The original note called for monthly interest only payments and bore interest of 10% per annum until December 1997, when the entire indebtedness was due in full. In 1997, the maturity date was extended to December 31, 1998 and interest receivable of $290,000 was added to the principal balance of the note. All other terms of the original note remained unchanged. Interest income of $290,000 was recognized during each of the years ended December 31, 1997, 1996 and 1995 related to this note. The December 31, 1997 principal balance was $3,190,000. The note is secured by a first lien on the property and management believes the collateral has sufficient value to recover the Partnerships's net investment in the note after satisfaction of the first lienholder.

During 1995, the Partnership received a short-term, non-interest bearing loan from Sierra Mira Mesa Partners in the amount of $140,000. This loan was repaid in 1996. In 1996, the Partnership made a short-term, non-interest bearing loan to Sierra Mira Mesa Partners in the amount of $155,590. This loan was forgiven and reclassed to investment in Sierra Mira Mesa Partners (See Note 1).

During 1996, the Partnership made a non-interest bearing advance to an affiliate in the amount of $50,083. Repayment is expected in 1998.

4. INCOME-PRODUCING PROPERTIES

At December 31, 1997 and 1996 the total cost and accumulated depreciation of the properties are as follows:

                                                   1997                1996
                                               ------------        ------------
Land                                           $  4,263,746        $  4,263,746
Building and improvements                        10,804,304          10,164,858
                                               ------------        ------------
          Total                                  15,068,050          14,428,604

Accumulated depreciation                         (3,405,671)         (2,772,155)
Valuation allowance                                (450,000)           (450,000)
                                               ------------        ------------
          Net                                  $ 11,212,379        $ 11,206,449
                                               ============        ============

Sierra Pacific Development Fund II and subsidiary
Notes to Consolidated Financial Statements
Page six


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

Future minimum base rental income, under the existing operating leases for the properties, to be recognized on a straight-line basis and amounts to be received on a cash basis are as follows:

                                      STRAIGHT-LINE             CASH
 YEAR ENDING DECEMBER 31,                 BASIS                 BASIS
                                      --------------        --------------
            1998                     $    1,928,838        $    1,958,023
            1999                          1,737,850             1,786,928
            2000                          1,497,619             1,554,833
            2001                          1,201,617             1,244,524
            2002                            823,851               849,766
          Thereafter                      2,919,565             2,992,718
                                      --------------        --------------
              Total                  $   10,109,340        $   10,386,792
                                      ==============        ==============

Approximately 23% of 1997 rental revenues were generated from a Sears, Roebuck and Company telemarketing division for warranty sales.

Sierra Pacific Development Fund II and subsidiary
Notes to Consolidated Financial Statements
Page seven

5. INVESTMENT IN UNCONSOLIDATED JOINT VENTURE

Sierra Mira Mesa Partners ("SMMP"), a California general partnership, was formed in 1985 between the Partnership and Sierra Pacific Pension Investors `84, an affiliate, to develop and operate the real property known as Sierra Mira Mesa, an office building, located in San Diego, California. The property contains 89,560 square feet and is 98% leased at December 31, 1997. At December 31, 1997 the Partnership's interest in SMMP is 45.58%; the remaining 54.42% interest was owned by Sierra Pacific Pension Investors `84.



The Partnership's investment in SMMP as of December 31, 1997 and 1996 is comprised of the following:

                                          1997                       1996
                                     ----------------           ----------------
Equity interest                        $ 3,261,917                  $4,679,005
Investment advisory and
  other fees, less accum-
  ulated amortization of
  $53,444 and $48,586
  in 1997 and 1996,
  respectively                             154,747                    159,604
                                      -------------               ------------
Investment in
  unconsolidated
  joint venture                        $ 3,416,664                  $4,838,609
                                      =============               ============

The consolidated financial statements of SMMP include the accounts of SMMP and Sorrento I Partners, a majority owned California general partnership for the years ended December 31, 1997 and 1996. Sorrento I Partners was accounted for under the equity method in 1995. The financial statements of SMMP for 1995 have not been restated as the consolidation was accounted for as a step acquisition in accordance with Accounting Research Bulletin No. 51, "Consolidated Financial Statements". The condensed balance sheets at December 31, 1997 and 1996, and the condensed statements of operations for the years ended December 31, 1997, 1996 and 1995 for SMMP are as follows:

Sierra Pacific Development Fund II and subsidiary
Notes to Consolidated Financial Statements
Page eight

                             CONDENSED CONSOLIDATED BALANCE SHEETS

                                               December 31,        December 31,
                                                   1997                1996
                                               ------------        ------------
ASSETS

Cash and cash equivalents                      $    244,408        $     26,721
Rent receivable                                   1,287,009           1,186,818
Other receivables                                         0             169,241
Due from affiliates                               2,030,577           1,536,968
Income-producing property,
  net of accumulated
  depreciation                                    9,086,805           9,449,032
Investment in unconsolidated
  joint ventures                                  1,793,770           2,773,176
Other assets                                        831,350           1,119,115
                                               ------------        ------------
Total Assets                                   $ 15,273,919        $ 16,261,071
                                               ============        ============
LIABILITIES AND GENERAL
  PARTNERS' EQUITY

Accrued and other
  liabilities                                  $     68,765        $    104,428
Due to Sierra Pacific
  Pension Investors `84                                   0           1,311,300
Notes payable                                     5,673,052           6,012,512
                                               ------------        ------------
Total Liabilities                                 5,741,817           7,428,240
                                               ------------        ------------
Minority interest in joint
  venture                                          (333,783)           (341,689)
                                               ------------        ------------
General Partners' equity                          9,865,885           9,174,520
                                               ------------        ------------
Total Liabilities and General
  Partners' equity                             $ 15,273,919        $ 16,261,071
                                               ============        ============

Sierra Pacific Development Fund II and subsidiary
Notes to Consolidated Financial Statements
Page nine


CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                         FOR THE YEAR ENDED DECEMBER 31,
                                                    --------------------------------------------
                                                        1997           1996           1995
                                                    -------------  -------------- --------------
Revenues:
   Rental income                                   $   1,919,582  $    1,808,673 $    1,529,497
   Other income                                          184,168         178,726        181,358
                                                    -------------  -------------- --------------
                    Total revenues                     2,103,750       1,987,399      1,710,855
                                                    -------------  -------------- --------------
Expenses:
   Operating expenses                                    742,548         728,593        641,206
   Depreciation and amortization                         825,911         813,359        586,602
   Interest                                              463,804         559,759        392,088
                                                    -------------  -------------- --------------
                    Total expenses                     2,032,263       2,101,711      1,619,896
                                                    -------------  -------------- --------------
Income (Loss) before
  Partnership's share of
  unconsolidated joint venture loss                       71,487       (114,312)         90,959
Partnership's share of
  unconsolidated joint venture
  losses                                                (855,349)       (354,765)      (694,095)
                                                    -------------  -------------- --------------

Loss before extraordinary gain                         (783,862)       (469,077)      (603,136)

Extraordinary gain                                             0       1,200,381              0
                                                    -------------  -------------- --------------
(Loss) Income before minority
  interest's share of consolidated
  joint venture (income) loss                          (783,862)         731,304      (603,136)

Minority interest's share of
  consolidated joint venture
  (income) loss from continuing
  operations                                             (7,906)         102,787              0

Minority interest's share of
  consolidated joint venture
  extraordinary gain                                           0       (516,644)              0
                                                    -------------  -------------- --------------
Net (Loss) Income                                  $   (791,768)  $      317,447 $    (603,136)
                                                    =============  ============== ==============

As of December 31, 1997, SMMP also holds a 24.91% interest in Sorrento II Partners (a California general partnership with Sierra Pacific Institutional Properties V formed in 1993), a 4.96% interest in Sierra Creekside Partners (a California general partnership with Sierra Pacific Development Fund formed in
1994), and a 47.05% interest in Sierra Vista Partners (a California general partnership with Sierra Pacific Development Fund III formed in 1994).

Sierra Pacific Development Fund II and subsidiary
Notes to Consolidated Financial Statements
Page ten


The following is a summary of aggregated financial information for all investments owned by SMMP which are accounted for under the equity method:

                        CONDENSED COMBINED BALANCE SHEETS

                                                 December 31,   December 31,
                                                    1997           1996
                                                 -----------    -----------
ASSETS

Cash and cash equivalents                        $   122,997    $   159,369

Rent receivable                                      549,240        781,284
Due from affiliates                                   47,666         50,681
Income-producing property,
  net of accumulated
  depreciation                                     8,610,352     15,043,645

Other assets                                       1,339,407        732,144
                                                 -----------    -----------
Total Assets                                     $10,669,662    $16,767,123
                                                 ===========    ===========

LIABILITIES AND GENERAL
PARTNERS' EQUITY

Accrued and other
  liabilities                                    $   325,087    $   648,328

Note payable                                       1,763,420      5,213,615
                                                 -----------    -----------
Total Liabilities                                  2,088,507      5,861,943
                                                 -----------    -----------
Ground lessors' equity in income-producing
  property                                         3,000,000      3,000,000
                                                 -----------    -----------
General Partners' equity                           5,581,155      7,905,180
                                                 -----------    -----------
Total Liabilities and General Partners' equity   $10,669,662    $16,767,123
                                                 ===========    ===========

Sierra Pacific Development Fund II and subsidiary
Notes to Consolidated Financial Statements
Page eleven

                   CONDENSED COMBINED STATEMENTS OF OPERATIONS

                                            FOR THE YEAR ENDED DECEMBER 31,
                                      -----------------------------------------
                                          1997           1996           1995
                                      -----------    -----------    -----------
Revenues:
   Rental income                      $ 2,294,859    $ 2,474,335    $ 2,124,077
   Other income                             9,698         13,968          6,915
                                      -----------    -----------    -----------
                Total revenues          2,304,557      2,488,303      2,130,992
                                      -----------    -----------    -----------
Expenses:

   Operating expenses                   1,755,826      1,788,643      2,009,862
   Depreciation and
     amortization                       1,321,177      1,461,571      1,438,310
   Interest                               459,763        427,967        691,407
                                      -----------    -----------    -----------
                Total expenses          3,536,766      3,678,181      4,139,579
                                      -----------    -----------    -----------
Loss before loss from property
      disposition                      (1,232,209)    (1,189,878)    (2,008,587)

Loss from property disposition           (967,764)             0              0
                                      -----------    -----------    -----------
Net Loss                              $(2,199,973)   $(1,189,878)   $(2,008,587)
                                      ===========    ===========    ===========

Reference is made to the audited financial statements of Sierra Mira Mesa Partners, Sierra Vista Partners and Sorrento I Partners included herein.

Sierra Pacific Development Fund II and subsidiary
Notes to Consolidated Financial Statements
Page twelve


6. NOTES PAYABLE

At December 31, 1997 and 1996, notes payable consisted of the following:

                                                        1997          1996
                                                     -----------   -----------
Mortgage note payable, due in monthly
installments with interest at 10%,
collateralized by certain land and buildings.
This note matured in September 1997.                  $        0    $1,115,540

Mortgage note payable, due in monthly
interest only payments at LIBOR rate + 300
basis points collateralized by certain land
and buildings. This loan matures in January
1999. The loan contains an option to convert
the note to a fixed interest rate and extend
the maturity date ten years from the date the
option is exercised. The fixed interest rate
shall be equal to the U.S. Government
Security rate plus 200 basis points. This
option expires at maturity.                            1,300,000             0

Mortgage note payable, due in monthly
interest only payments at 5% collateralized
by certain land and buildings. This note
matures in April 2004.                                 3,000,000     3,000,000

Mortgage note payable, due in monthly
installments with interest at 9%
collateralized by certain land and buildings.
This note matures in March 2006.                       1,957,503     1,983,454
                                                     -----------   -----------
                                                     $ 6,257,503   $ 6,098,994
                                                     ===========   ===========

Annual maturities of notes payable as of December 31, 1997, are: $26,103 in 1998; $1,328,552 in 1999; $31,230 in 2000; $34,160 in 2001; $37,365 in 2002; and
$4,800,093 thereafter.

The Partnership is exposed to interest rate fluctuations on $1,300,000 of variable rate debt at December 31, 1997.


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

Sierra Pacific Development Fund II and subsidiary
Notes to Consolidated Financial Statements
Page thirteen


8. LITIGATION

In November 1995, a limited partner of the Partnership, on their own behalf and on behalf of all others similarly situated, filed a lawsuit against S-P Properties, Inc., the General Partner of the Partnership, among others, in the Superior Court of the State of California, County of Los Angeles (the "Court"). This suit alleged breach of fid uciary duty and breach of contract. The Plaintiff's claims related to various loans made by the Partnership and by Sierra Mira Mesa Partners to a former affiliate of the General Partner which were allegedly improper or made below market rates. The Plaintiffs were seeking unspecified compensatory and punitive damages and removal of the General Partner.

In September 1997, the Court denied the Plaintiff's motion for class certification, but granted the Plaintiff leave to file an amended complaint. The Partnership demurred to all class action allegations in the amended complaint. The Court granted the demurred without leave to amend, thereby reducing the Plaintiff's allegations to a derivative suit. The case is presently in discovery. The Partnership believes any damages awarded in favor of the Plaintiff's derivative suit would be immaterial to the Partnership's operations.

                    SIERRA MIRA MESA PARTNERS AND SUBSIDIARY

                       (A CALIFORNIA GENERAL PARTNERSHIP)

                    AUDITED CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 1997

INDEPENDENT AUDITORS' REPORT

To the Partners of
Sierra Mira Mesa Partners

We have audited the accompanying consolidated balance sheets of Sierra Mira Mesa Partners and subsidiary, a California general partnership, (the "Partnership") as of December 31, 1997 and 1996, and the related consolidated statements of operations, changes in partners' equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sierra Mira Mesa Partners and subsidiary as of December 31, 1997 and 1996, and the results of its operations and cash flows for each for the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.

DELOITTE & TOUCHE LLP

Houston, Texas
March 13, 1998

                    SIERRA MIRA MESA PARTNERS AND SUBSIDIARY
                       (A CALIFORNIA GENERAL PARTNERSHIP)

                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1997 AND 1996

--------------------------------------------------------------------------------

                                                  December 31,     December 31,
                                                     1997             1996
                                                  ------------     ------------
ASSETS

Cash and cash equivalents                         $    244,408     $     26,721
Receivables:
   Unbilled rent (Notes 1 and 4)                     1,274,906        1,186,818
   Billed rent (Note 1)                                 12,103                0
   Other                                                     0          169,241
Due from affiliates, net (Note 3)                    2,030,577        1,536,968
Income-producing property - net of accumulated
   depreciation of $4,625,842 in 1997 and
   $4,819,832 in 1996 (Notes 1 and 4)                9,086,805        9,449,032
Investment in unconsolidated
   joint ventures (Notes 1 and 5)                    1,793,770        2,773,176
Other assets (Notes 1, 2 and 3)                        831,350        1,119,115
                                                  ------------     ------------
Total Assets                                      $ 15,273,919     $ 16,261,071
                                                  ============     ============

LIABILITIES AND GENERAL PARTNERS' EQUITY

Accrued and other liabilities (Note 2)            $     68,765     $    104,428
Due to Sierra Pacific Pension
   Investors '84 (Note 3)                                    0        1,311,300
Notes payable (Note 6)                               5,673,052        6,012,512
                                                  ------------     ------------
Total Liabilities                                    5,741,817        7,428,240
                                                  ------------     ------------
Minority interest in consolidated
   joint venture (Note 1)                             (333,783)        (341,689)

General Partners' equity (Note 1)                    9,865,885        9,174,520
                                                  ------------     ------------
Total Liabilities and General
   Partners' equity                               $ 15,273,919     $ 16,261,071
                                                  ============     ============

                             SEE ACCOMPANYING NOTES

                    SIERRA MIRA MESA PARTNERS AND SUBSIDIARY
                       (A CALIFORNIA GENERAL PARTNERSHIP)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

--------------------------------------------------------------------------------

                                                 1997            1996            1995
                                             -----------     -----------     -----------
Revenues:

   Rental income (Note 1)                    $ 1,919,582     $ 1,808,673     $ 1,529,497
   Interest income                               174,764         178,726         181,358
   Other income                                    9,404               0               0
                                             -----------     -----------     -----------
         Total revenues                        2,103,750       1,987,399       1,710,855
                                             -----------     -----------     -----------
Expenses:
   Operating expenses:
   Depreciation and amortization                 825,911         813,359         586,602
   Property taxes and insurance                   92,347          53,587         126,078
   Administrative fees (Note 3)                  104,580         101,142          63,623
   Maintenance and repairs                       228,890         262,271         201,373
   Management fees (Note 3)                      101,558          93,780          79,388
   Utilities                                     138,203         138,443         126,769
   Legal and accounting                           47,242          42,011          20,231
   General and administrative                     12,677           4,484           3,475
   Salaries and payroll taxes                          0               0           2,151
   Renting expenses                                  309           5,128             205
   Other operating expenses                       16,742          27,747          17,913
                                             -----------     -----------     -----------
Total operating expenses                       1,568,459       1,541,952       1,227,808

   Interest                                      463,804         559,759         392,088
                                             -----------     -----------     -----------
         Total expenses                        2,032,263       2,101,711       1,619,896
                                             -----------     -----------     -----------
INCOME (LOSS) BEFORE PARTNERSHIP'S SHARE
   OF UNCONSOLIDATED JOINT VENTURE LOSSES         71,487        (114,312)         90,959
                                             -----------     -----------     -----------
PARTNERSHIP'S SHARE OF UNCONSOLIDATED
   JOINT VENTURE LOSSES (Note 5)                (855,349)       (354,765)       (694,095)
                                             -----------     -----------     -----------
LOSS BEFORE EXTRAORDINARY GAIN                  (783,862)       (469,077)       (603,136)

EXTRAORDINARY GAIN ON EXTINGUISHMENT
   OF DEBT (Note 6)                                    0       1,200,381               0
                                             -----------     -----------     -----------
(LOSS) INCOME BEFORE MINORITY INTEREST'S
   SHARE OF CONSOLIDATED JOINT VENTURE
   (INCOME) LOSS                                (783,862)        731,304        (603,136)
                                             -----------     -----------     -----------
MINORITY INTEREST'S SHARE OF CONSOLIDATED
   JOINT VENTURE (INCOME) LOSS FROM
   CONTINUING OPERATIONS                          (7,906)        102,787               0

MINORITY INTEREST'S SHARE OF CONSOLIDATED
   JOINT VENTURE EXTRAORDINARY GAIN                    0        (516,644)              0
                                             -----------     -----------     -----------
NET (LOSS) INCOME                            $  (791,768)    $   317,447     $  (603,136)
                                             ===========     ===========     ===========

                             SEE ACCOMPANYING NOTES

                    SIERRA MIRA MESA PARTNERS AND SUBSIDIARY
                       (A CALIFORNIA GENERAL PARTNERSHIP)

         CONSOLIDATED STATEMENTS OF CHANGES IN GENERAL PARTNERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

--------------------------------------------------------------------------------

                                                            General Partners
                                                ------------------------------------------
                                                Sierra Pacific  Sierra Pacific
                                                Development       Pension
                                                  Fund II       Investors '84    Total
                                                -----------     ------------    -----------
General Partners' equity - January 1, 1995      $ 4,866,458     $ 4,675,616     $ 9,542,074
Net loss                                           (307,600)       (295,536)       (603,136)
Contributions                                       768,258       1,275,036       2,043,294
Distributions                                      (810,009)     (1,315,150)     (2,125,159)
                                                -----------     -----------     -----------
General Partners' equity - December 31, 1995      4,517,107       4,339,966       8,857,073
Net income                                          161,898         155,549         317,447
                                                -----------     -----------     -----------
General Partners' equity - December 31, 1996      4,679,005       4,495,515       9,174,520
Transfer of advances                                155,590       1,311,300       1,466,890
Net loss                                           (284,878)       (506,890)       (791,768)
Contributions                                       293,000       1,551,843       1,844,843
Distributions                                    (1,580,800)       (247,800)     (1,828,600)
                                                -----------     -----------     -----------
General Partners' equity - December 31, 1997    $ 3,261,917     $ 6,603,968     $ 9,865,885
                                                ===========     ===========     ===========

SEE ACCOMPANYING NOTES

                    SIERRA MIRA MESA PARTNERS AND SUBSIDIARY
                       (A CALIFORNIA GENERAL PARTNERSHIP)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

--------------------------------------------------------------------------------

                                                               1997            1996            1995
                                                            -----------     -----------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES:

  Net (loss) income                                         $  (791,768)    $   317,447     $  (603,136)
  Adjustments to reconcile net (loss) income
  to cash provided by (used in) operating activities:

    Depreciation and amortization                               825,911         813,359         586,602
    Gain from extinguishment of debt                                  0      (1,200,381)              0
    Undistributed losses of
      unconsolidated joint ventures                             855,349         354,765         694,095
    Minority interest in consolidated
       joint venture income                                       7,906         413,857               0
    Increase in rent receivable                                (100,191)       (164,870)        (97,228)
    Increase in other receivables                              (168,779)        (70,286)        (98,955)
    Decrease (increase) in other assets                          55,566        (293,798)       (592,548)
    (Decrease) increase in accrued and other liabilities        (35,663)         12,579         (26,419)
                                                            -----------     -----------     -----------
  Net cash provided by (used in) operating activities           648,331         182,672        (137,589)
                                                            -----------     -----------     -----------
CASH FLOWS FROM INVESTING ACTIVITIES:

    Payments for property additions                            (231,484)       (745,134)        (45,552)
    Capital contributions to
      unconsolidated joint ventures                          (2,315,041)       (824,400)     (1,972,826)
    Distributions received from unconsolidated
      joint ventures                                          2,439,098         731,500         488,566
                                                            -----------     -----------     -----------
  Net cash used in investing activities                        (107,427)       (838,034)     (1,529,812)
                                                            -----------     -----------     -----------
CASH FLOWS FROM FINANCING ACTIVITIES:

    Loans to affiliates                                               0          (4,771)       (142,801)
    Repayments of loans to affiliates                                 0         142,801               0
    Borrowings from affiliates                                        0         166,890       1,300,000
    Capital contributions from General Partners               1,844,843               0       2,043,295
    Cash distributions                                       (1,828,600)              0      (2,125,160)
    Principal proceeds from notes payable                             0               0       5,500,000
    Principal payments on notes payable                        (339,460)       (992,832)     (3,612,225)
                                                            -----------     -----------     -----------
  Net cash (used in) provided by financing activities          (323,217)       (687,912)      2,963,109
                                                            -----------     -----------     -----------
NET INCREASE (DECREASE) IN CASH
   AND CASH EQUIVALENTS                                         217,687      (1,343,274)      1,295,708

CASH AND CASH EQUIVALENTS - Beginning of year                    26,721       1,369,995          29,312
                                                            -----------     -----------     -----------
CASH AND CASH EQUIVALENTS - End of year                     $   244,408     $    26,721     $ 1,325,020
                                                            ===========     ===========     ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION:
  Cash paid during the year for interest                    $   470,608     $   580,906     $   399,521
                                                            ===========     ===========     ===========

In 1997, $338,020 of interest receivable was added to the principal balance of the related note receivable from affiliate. This transaction is a noncash item not reflected in the above statement of cash flows.

                             SEE ACCOMPANYING NOTES

                    SIERRA MIRA MESA PARTNERS AND SUBSIDIARY
                       (A CALIFORNIA GENERAL PARTNERSHIP)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------
1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

Sierra Mira Mesa Partners ("SMMP"), a California general partnership, was formed in 1985 between Sierra Pacific Development Fund II ("SPDFII") and Sierra Pacific Pension Investors '84 ("SPPI'84") to develop and operate the real property known as Sierra Mira Mesa, an office building, located in San Diego, California. The property contains 89,560 square feet and is 98% leased at December 31, 1997.

Per the terms of the partnership agreement, SPDFII and SPPI`84 shared in earnings, contributions and distributions in a ratio of 51% to 49%, respectively. Effective December 31, 1996, the general partners amended the partnership agreement to allow for adjustments in the sharing ratio each year based upon the relative net contributions and distributions since inception of each general partner. As a result, the sharing ratio in effect for 1997 was 45.58% for SPDFII and 54.42% for SPPI`84. In conjunction with this amendment, the general partners forgave the December 31, 1996 balances of advances due from SMMP and included these amounts as adjustments to their respective equity accounts. The sharing ratio effective January 1, 1998 will be adjusted to 33.74% for SPDFII and 66.26% for SPPI`84.

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

SMMP also holds investments in other industrial/commercial properties through its investments in unconsolidated joint ventures. Refer to Note 5 for additional information.

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

The consolidated financial statements of SMMP include the accounts of SMMP and Sorrento I Partners, a majority owned joint venture as of December 31, 1997. Sorrento I Partners was accounted for under the equity method in 1995. The financial statements of SMMP for 1995 have not been restated as the consolidation was accounted for as a step acquisition in accordance with Accounting Research Bulletin No. 51, "Consolidated Financial Statements". All significant intercompany balances and transactions have been eliminated in consolidation.

CASH AND CASH EQUIVALENTS

Cash and cash equivalents include highly liquid, short-term investments with original maturities of three months or less.

Sierra Mira Mesa Partners
Notes to Consolidated Financial Statements
Page two


FAIR VALUE OF FINANCIAL INSTRUMENTS

The financial instruments of the Partnership at December 31, 1997 and 1996 consist of cash and cash equivalents, receivables, due from affiliates, accounts payable and notes payable. The fair value of cash and cash equivalents, receivables and accounts payable approximate the carrying value due to the short term nature of these items. In the opinion of management, the fair value of the notes payable approximates the carrying value as the interest rate is based on market rates at December 31, 1997. Management was unable to determine the fair value of the amounts due from affiliates due to the related party nature of this receivable.

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

Because the determination of fair value is based upon projections of future economic events such as property occupancy rates, rental rates, operating cost inflation and market capitalization rates which are inherently subjective, the amounts ultimately realized at disposition may differ materially from the net carrying value as of December 31, 1997. The cash flows used to determine fair value and net realizable value are based on good faith estimates and assumptions developed by management. Unanticipated events and circumstances may occur and some assumptions may not materialize; therefore actual results may vary from the estimates and the variances may be material. The Partnership may provide additional write-downs which could be material in subsequent years if real estate markets or local economic conditions change.

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

Rent receivable consists of (a) unbilled rent - the difference between rent recognized on the straight-line method and actual cash due; (b) billed rent - rent due but not yet received.

2. DETAILS OF CERTAIN BALANCE SHEET ACCOUNTS

Additional information regarding certain balance sheet accounts, at December 31, 1997 and 1996, is as follows:

                                                           1997          1996
                                                        ----------    ----------
Other assets:

   Prepaid expenses ................................    $   20,800    $   24,066
   Deferred loan costs, net of accumulated
     amortization of $202,307 in 1997
     and $153,009 in 1996 ..........................       157,889       207,187
   Deferred leasing costs, net of accumulated
     amortization of $871,903 in 1997
     and $689,001 in 1996 ..........................       609,019       782,199
   Tax impounds ....................................        23,288        28,936
   Tenant improvement
     reserves ......................................        20,354        76,727
                                                        ----------    ----------
                                                        $  831,350    $1,119,115
                                                        ==========    ==========
Accrued and other liabilities:

   Accounts payable ................................    $   38,666    $   56,711
   Security deposits ...............................         5,999         2,761
   Accrued expenses ................................         2,073        16,125
   Interest payable ................................        22,027        28,831
                                                        ----------    ----------
                                                        $   68,765    $  104,428
                                                        ==========    ==========

Sierra Mira Mesa Partners
Notes to Consolidated Financial Statements
Page four


3. GENERAL PARTNER AND RELATED PARTY TRANSACTIONS

In 1994, all of the common stock of TCP, Inc. was purchased by Finance Factors, Inc. from Carlsberg Management Company ("CMC"). TCP, Inc. owns all of the common stock of S-P Properties, Inc., the General Partner of the Partnership. CMC continued to manage the affairs of the Partnership through March 31, 1995.

An affiliate of S-P Properties, Inc. receives a management fee of 5.5% of the gross rental income collected from the property. This fee amounted to $101,558, $93,780 and $53,392, respectively, for the years ended December 31, 1997, 1996 and 1995. This fee was recorded as part of the operating expenses of the property.

SMMP reimburses an affiliate of S-P Properties, Inc. for expenses incurred by the affiliate for services provided to SMMP such as accounting, data processing and similar services. The affiliate was reimbursed $104,580, $101,142 and $51,201, respectively, for such services for the years ended December 31, 1997, 1996 and 1995. Additionally, SMMP reimbursed an affiliate for construction supervision costs incurred by the affiliate. For the years ended December 31, 1997, 1996 and 1995, the affiliate received $11,154, $48,205 and $3,374, respectively, for tenant improvements supervisory costs.

In consideration for services rendered with respect to initial leasing of SMMP's property, an affiliate of S-P Properties, Inc. is paid initial leasing costs. For the years ended December 31, 1997 and 1996, these fees amounted to $3,656 and $65,120, respectively, and were recorded as deferred leasing costs. No such costs were incurred in 1995.

During 1993, SMMP loaned funds to a former affiliate of S-P Properties, Inc. in the form of demand notes. Such liabilities were assumed by Finance Factors, Inc. which acquired S-P Properties, Inc. as of December 30, 1994. In July 1995, Finance Factors, Inc. merged with Bancor Real Estate Company, Inc. who has assumed the note. The annual interest rate of the loans was variable at bank prime plus 2-1/4% - 3% with a minimum rate of 9%. The loans totaled $2,360,000 at December 31, 1993 and were reduced to $1,687,787 at December 31, 1994. This loan was amended effective January 1, 1995 fixing the interest rate at 10%. On December 31, 1997, interest receivable of $338,020 was added to the principal balance of the loan. No interest related to this loan was due to the Partnership at December 31, 1997. Interest receivable was $169,241 at December 31, 1996. The principal balance outstanding at December 31, 1997 is $2,025,807. The loan is guaranteed by the owners of CGS Real Estate Company, Inc.

During 1995, the Partnership made a short-term, non-interest bearing loan to SPDFII in the amount of $140,000. This loan was repaid in 1996. In 1996, the Partnership received a short-term, non-interest bearing loan from SPDFII in the amount of $155,590. This loan was reclassed to equity in 1997 (See Note 1).

During 1996, the Partnership made a non-interest bearing advance to an affiliate in the amount of $4,771. Repayment is expected in 1998.

During 1995 and 1996, the Partnership received non-interest bearing short-term advances from SPPI'84 of $1,300,000 and $11,300, respectively. These advances were reclassed to equity in 1997 (See Note 1).

Reference is made to Note 6.

Sierra Mira Mesa Partners
Notes to Consolidated Financial Statements
Page five

4. INCOME-PRODUCING PROPERTIES

At December 31, 1997 and 1996 the total cost and accumulated depreciation of the properties are as follows:

                                                   1997                1996
                                               ------------        ------------
Land ...................................       $  3,786,458        $  3,786,458
Building and improvements ..............          9,926,189          10,482,406
                                               ------------        ------------

           Total .......................         13,712,647          14,268,864

Accumulated depreciation ...............         (4,625,842)         (4,819,832)
                                               ------------        ------------
           Net .........................       $  9,086,805        $  9,449,032
                                               ============        ============

Future minimum base rental income, under the existing operating leases for the Sierra Mira Mesa and Sorrento I properties, to be recognized on a straight-line basis and amounts to be received on a cash basis are as follows:

                Year Ending                 Straight-line           Cash
               December 31,                     Basis               Basis
          ------------------------          --------------      --------------
                   1998                      $  1,872,969       $   1,922,487
                   1999                         1,807,666           1,953,335
                   2000                         1,760,152           2,000,177
                   2001                         1,753,768           2,084,968
                   2002                         1,744,768           2,173,586
                Thereafter                        338,100             417,776
                                            --------------      --------------
                   Total                     $  9,277,423       $  10,552,329
                                            ==============      ==============

The Partnership relied on two tenants for 80% of 1997 rental income; 67% is from a state governmental agency associated with workers compensation insurance and 13% is from a tenant in the communications sector.

5. INVESTMENT IN UNCONSOLIDATED JOINT VENTURES

SMMP holds the following investments accounted for under the equity method at December 31, 1997:

o a 24.91% equity interest in Sorrento II Partners ("SIIP"), a joint venture formed on October 1, 1993 with Sierra Pacific Institutional Properties V, an affiliate, to develop and operate Sierra Sorrento II, an industrial building located in San Diego, California. SMMP's investment in SIIP as of December 31, 1997 and 1996 is $1,711,297 and $1,078,963, respectively. SMMP's share of the net loss of SIIP for the three years ended December 31, 1997, 1996 and 1995 is $59,066, $61,933 and $51,897, respectively;

Sierra Mira Mesa Partners
Notes to Consolidated Financial Statements
Page six


o a 4.96% equity interest in Sierra Creekside Partners ("SCP"), a joint venture formed on February 1, 1994 with Sierra Pacific Development Fund, an affiliate, to develop and operate Sierra Creekside, a commercial office building in San Ramon, California. SMMP's investment in SCP as of December 31, 1997 and 1996 is $25,510 and $(102,995), respectively. SMMP's share of the net loss of SCP for the three years ended December 31, 1997, 1996 and 1995 is $14,995, $70,232 and $96,868, respectively;

o a 47.05% equity interest in Sierra Vista Partners ("SVP"), a joint venture formed on February 1, 1994 with Sierra Pacific Development Fund III, an affiliate, to develop and operate Sierra Vista, an industrial building in Anaheim, California. SMMP's investment in SVP as of December 31, 1997 and 1996 is $56,963 and $1,797,208, respectively. SMMP's share of the net loss of SVP for the three years ended December 31, 1997, 1996 and 1995 is $781,288, $222,600 and $173,375, respectively. The Sierra Vista property was sold in October 1997.

The following is a summary of aggregated financial information for all investments owned by SMMP which are accounted for under the equity method:

                        CONDENSED COMBINED BALANCE SHEETS

                                                      December 31,  December 31,
                                                         1997           1996
                                                      -----------    -----------
ASSETS

Cash and cash equivalents ........................    $   122,997    $   159,369
Rent receivable ..................................        549,240        781,284
Due from affiliate ...............................         47,666         50,681
Income-producing property,
  net of accumulated
  depreciation ...................................      8,610,352     15,043,645
Other assets .....................................      1,339,407        732,144
                                                      -----------    -----------
Total Assets .....................................    $10,669,662    $16,767,123
                                                      ===========    ===========

LIABILITIES AND GENERAL
  PARTNERS' EQUITY

Accrued and other
  liabilities ....................................    $   325,087    $   648,328
Note payable .....................................      1,763,420      5,213,615
                                                      -----------    -----------
Total Liabilities ................................      2,088,507      5,861,943
                                                      -----------    -----------
Ground lessors' equity in income-producing
  property .......................................      3,000,000      3,000,000
                                                      -----------    -----------
General Partners' equity .........................      5,581,155      7,905,180
                                                      -----------    -----------
Total Liabilities and General
  Partners' equity ...............................    $10,669,662    $16,767,123
                                                      ===========    ===========

Sierra Mira Mesa Partners
Notes to Consolidated Financial Statements
Page seven

                   CONDENSED COMBINED STATEMENTS OF OPERATIONS

                                           FOR THE YEAR ENDED DECEMBER 31,
                                      -----------------------------------------
                                         1997           1996           1995
                                      -----------    -----------    -----------
Revenues:

   Rental income ..................   $ 2,294,859    $ 2,474,335    $ 2,124,077
   Other income ...................         9,698         13,968          6,915
                                      -----------    -----------    -----------
                Total revenues ....     2,304,557      2,488,303      2,130,992
                                      -----------    -----------    -----------
Expenses:

   Operating expenses .............     1,755,826      1,788,643      2,009,862
   Depreciation and
     amortization .................     1,321,177      1,461,571      1,438,310
   Interest .......................       459,763        427,967        691,407
                                      -----------    -----------    -----------

                Total expenses ....     3,536,766      3,678,181      4,139,579
                                      -----------    -----------    -----------
Net loss before disposition
  of property .....................    (1,232,209)    (1,189,878)    (2,008,587)
Loss from property
  disposition .....................      (967,764)             0              0
                                      -----------    -----------    -----------

Net loss ..........................   $(2,199,973)   $(1,189,878)   $(2,008,587)
                                      ===========    ===========    ===========

6. NOTES PAYABLE

                                                     1997            1996
                                                  -----------    ------------
Mortgage note payable, due in monthly
installments with interest at 7.74%,
collateralized by the real property
known as Sierra Mira Mesa. This note
matures in October 2010.                          $5,041,225      $5,262,512

Mortgage note payable to affiliate,
due in monthly installments with
interest fixed at 9.34% per annum
through October 1998, at which time
the rate will convert to the one-year
treasury rate plus 375 basis points.
The note is collateralized by the real
property known as Sorrento I. This
note matures in March 2015.                          631,827         750,000
                                                 -----------    ------------
                                                  $5,673,052      $6,012,512
                                                 ===========    ============

CGS Real Estate Company, Inc. ("CGS"), an affiliate of the General Partner, acquired the Sorrento I mortgage note, due in July 1998, and security documents from the bank in May 1996. In connection with the purchase of the bank note and security documents by CGS, the Partnership made a principal payment to the bank of $750,000 and entered into a $750,000 note agreement with CGS (the "CGS Agreement"). The CGS Agreement, collaterized by real and personal property, called for monthly interest payments through December 1996 and monthly principal and interest payments thereafter until maturity on May 31, 2016. The interest rate is fixed at 9.34% per annum for the first year of the note and will thereafter be the one year Treasury rate plus 375 basis points. A pre-payment in the amount of $105,000 was paid in April 1997.

Sierra Mira Mesa Partners
Notes to Consolidated Financial Statements
Page eight


At any time upon 120 days written notice to CGS, the Partnership may fully discharge the note by the payment of an amount equal to $750,000 less the aggregate amount of principal paid under the note between the date of the CGS Agreement and the date of payment plus any interest due.

A modification agreement was entered into on September 30, 1997. The interest rate remained fixed at 9.34% through October 1998, at which time the rate will convert to the one-year treasury rate plus 375 basis points. The principal of the note on the effective date was $635,479 and is amortized over a 210-month term until maturity in March 2015. Current payments are $6,154 per month, principal and interest inclusive. The loan balance as of December 31, 1997 was $631,827.

The excess of the net carrying amount of the balance due under the bank note agreement, net of unamortized deferred loan fees, over the balance due under the CGS Agreement was recognized as an extraordinary item in 1996 in the amount of $1,200,381.

Annual maturities under the Sierra Mira Mesa note and the CGS Agreement as of December 31, 1997 are: $254,524 in 1998; $275,206 in 1999; $297,573 in 2000;
$321,763 in 2001; $347,924 in 2002; and $4,176,062 thereafter.

                              SIERRA VISTA PARTNERS

                       (A CALIFORNIA GENERAL PARTNERSHIP)

                          AUDITED FINANCIAL STATEMENTS

                                DECEMBER 31, 1997

INDEPENDENT AUDITORS' REPORT

To the Partners of
Sierra Vista Partners

We have audited the accompanying balance sheets of Sierra Vista Partners, a California general partnership, (the "Partnership") as of December 31, 1997 and 1996, and the related statements of operations, changes in partners' equity (deficit) and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sierra Vista Partners as of December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.

DELOITTE & TOUCHE LLP

Houston, Texas
March 13, 1998

                              SIERRA VISTA PARTNERS
                       (A CALIFORNIA GENERAL PARTNERSHIP)

                                 BALANCE SHEETS
                           DECEMBER 31, 1997 AND 1996

--------------------------------------------------------------------------------

                                         DECEMBER 31, 1997  DECEMBER 31, 1996
                                         -----------------  -----------------
ASSETS

Cash and cash
  equivalents                                $14,602          $   97,439
Receivables:
  Unbilled rent (Note 1)                           0              97,448
  Billed rent (Note 1)                             0              88,445
  Other                                        6,137               1,261
Due from affiliates
  (Note 3)                                         0               4,770
Income-producing property - net
  of accumulated depreciation
  and valuation allowance of
  $4,401,334 in 1996 (Notes 1
  and 4)                                           0           5,827,882
Other assets (Notes 1
  and 2)                                           0             154,690
                                             -------          ----------
Total Assets                                 $20,739          $6,271,935
                                             =======          ==========
LIABILITIES AND GENERAL PARTNERS' EQUITY

Accrued and other
  liabilities (Note 2)                       $ 4,660          $  225,556
Notes payable (Note 5)                             0           3,410,795
                                             -------          ----------
Total Liabilities                              4,660           3,636,351
                                             -------          ----------
General Partners' equity
  (Notes 1 and 6)                             16,079           2,635,584
                                             -------          ----------
Total Liabilities and General
  Partners' equity                           $20,739          $6,271,935
                                             =======          ==========

                             SEE ACCOMPANYING NOTES

                              SIERRA VISTA PARTNERS
                       (A CALIFORNIA GENERAL PARTNERSHIP)

                            STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

--------------------------------------------------------------------------------

                                               1997             1996             1995
                                            -----------      -----------      -----------
REVENUES:
  Rental income (Note 1)                    $   558,091      $   735,569      $   615,088
  Interest income                                   633                0                0
                                            -----------      -----------      -----------
                   Total revenues               558,724          735,569          615,088
                                            -----------      -----------      -----------
EXPENSES:
Operating expenses:
    Depreciation and amortization               464,427          545,989          471,498
    Maintenance and repairs                     104,981          122,293           98,716
    Property taxes and insurance                 63,209           69,754           93,917
    Administrative fees (Note 3)                 75,180           73,047           66,842
    Utilities                                    58,037           60,183           57,938
    Legal and accounting                         44,128           29,846           39,779
    Management fees (Note 3)                     40,248           38,873           38,035
    Salaries and payroll taxes                   35,565           53,276           34,287
    General and administrative                   13,261            5,860           33,220
    Renting expenses                              3,535            4,764           20,221
    Other operating expenses                     49,533           57,303           50,775
                                            -----------      -----------      -----------
         Total operating expenses               952,104        1,061,188        1,005,228

Interest                                        299,404          264,206          311,218
                                            -----------      -----------      -----------
          Total expenses                      1,251,508        1,325,394        1,316,446
                                            -----------      -----------      -----------
LOSS BEFORE LOSS FROM
   PROPERTY DISPOSITION                        (692,784)        (589,825)        (701,358)

LOSS FROM PROPERTY DISPOSITION (Note 4)        (967,764)               0                0
                                            -----------      -----------      -----------
Net loss                                    $(1,660,548)     $  (589,825)     $  (701,358)
                                            ===========      ===========      ===========

                             SEE ACCOMPANYING NOTES

                              SIERRA VISTA PARTNERS
                       (A CALIFORNIA GENERAL PARTNERSHIP)

           STATEMENTS OF CHANGES IN GENERAL PARTNERS' EQUITY (DEFICIT)
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

--------------------------------------------------------------------------------

                                                                          GENERAL PARTNERS
                                                          ----------------------------------------------
                                                          SIERRA PACIFIC      SIERRA
                                                           DEVELOPMENT       MIRA MESA
                                                            FUND III         PARTNERS           TOTAL
                                                           -----------      -----------      -----------
General Partners' equity - January 1, 1995                 $ 1,733,584      $   705,252      $ 2,438,836
Net loss                                                      (527,983)        (173,375)        (701,358)
Contributions                                                        0          796,356          796,356
Distributions                                                        0          (56,925)         (56,925)
                                                           -----------      -----------      -----------
General Partners' equity - December 31, 1995                 1,205,601        1,271,308        2,476,909
Net loss                                                      (367,225)        (222,600)        (589,825)
Contributions                                                        0          748,500          748,500
                                                           -----------      -----------      -----------
General Partners' equity - December 31, 1996                   838,376        1,797,208        2,635,584
Net loss                                                      (879,260)        (781,288)      (1,660,548)
Contributions                                                        0        1,193,141        1,193,141
Distributions                                                        0       (2,152,098)      (2,152,098)
                                                           -----------      -----------      -----------
General Partners' equity (deficit) - December 31, 1997     $   (40,884)     $    56,963      $    16,079
                                                           ===========      ===========      ===========

                             SEE ACCOMPANYING NOTES

                              SIERRA VISTA PARTNERS
                       (A CALIFORNIA GENERAL PARTNERSHIP)

                            STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

--------------------------------------------------------------------------------

                                                        1997           1996           1995
                                                    -----------      ---------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                          $(1,660,548)     $(589,825)     $(701,358)
  Adjustments to reconcile net loss
   to cash used in operating activities:
    Depreciation and amortization                       464,427        545,989        471,498
    Loss from property disposition                      967,764              0              0
    Decrease (increase) in rent receivable               21,374       (102,089)       (27,601)
    Increase in other receivables                        (4,876)        (1,261)             0
    Increase in other assets                           (280,515)       (68,979)      (114,779)
    (Decrease) increase in accrued and other
     liabilities                                        (15,891)        53,293         59,735
                                                    -----------      ---------      ---------
    Net used in operating activities                   (508,265)      (162,872)      (312,505)
                                                    -----------      ---------      ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Payments for property additions                      (394,584)      (592,372)      (322,099)
  Net cash proceeds from property disposition         2,140,598              0              0
  Payment for restricted certificate of deposit               0              0        (92,782)
  Release of restricted certificate of deposit                0         92,782              0
                                                    -----------      ---------      ---------
  Net cash provided by (used in)
   investing activities                               1,746,014       (499,590)      (414,881)
                                                    -----------      ---------      ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Contributions from General Partner                  1,193,141        748,500        796,356
  Distributions to General Partner                   (2,152,098)             0        (56,925)
  Loan to affiliate                                           0         (4,770)             0
  Repayment of loan to affiliate                          4,770              0              0
  Funding of note payable secured by property         3,050,000              0              0
  Principal payments on note payable                 (3,416,399)             0              0
                                                    -----------      ---------      ---------
      Net cash (used in) provided by financing
       activities                                    (1,320,586)       743,730        739,431
                                                    -----------      ---------      ---------
NET (DECREASE) INCREASE  IN CASH
    AND CASH EQUIVALENTS                                (82,837)        81,268         12,045

CASH AND CASH EQUIVALENTS - Beginning of period          97,439         16,171          4,126
                                                    -----------      ---------      ---------
CASH AND CASH EQUIVALENTS - End of period           $    14,602      $  97,439         16,171
                                                    ===========      =========      =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION:
  Cash paid during the period for interest          $   324,853      $ 240,000        326,927
                                                    ===========      =========      =========

                             SEE ACCOMPANYING NOTES

                              SIERRA VISTA PARTNERS
                       (A CALIFORNIA GENERAL PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

Sierra Vista Partners (the "Partnership") was organized on February 1, 1994 as a California general partnership between Sierra Pacific Development Fund III ("SPDFIII") and Sierra Mira Mesa Partners ("SMMP") to develop and operate the real property known as Sierra Vista (the "Property"), an industrial building located in Anaheim, California. This property, a 102,855 square foot industrial/office project, was completed in April 1988.

In October 1997, the Property was sold for $5,630,000. The Partnership received net cash proceeds of $2,140,598 from the sale and the purchaser assumed the Partnership's debt on such property of $3,044,397. The Partnership also incurred additional selling cost and credited security deposits and prorata rents for October to the buyer. In accordance with the Partnership joint venture agreement, these proceeds were distributed to SMMP. Under the terms of the agreement, SMMP receives preferential cash distributions of available "Distributable Funds" from the sale of the property to the extent of its capital contributions. SMMP had made net contributions of $3,335,204 to the Partnership through the sale date. At December 31, 1997, the Partnership is 52.95% owned by SPDFIII and 47.05% owned by SMMP.

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

Sierra Vista Partners
Notes to Financial Statements
Page two


FAIR VALUE OF FINANCIAL INSTRUMENTS

The financial instruments of the Partnership at December 31, 1997 and 1996 consist of cash and cash equivalents, receivables, due from affiliates, accounts payable and notes payable. The fair value of cash and cash equivalents, receivables, and accounts payable approximates the carrying value due to the short term nature of these items. The fair value of the notes payable approximates the carrying value based on market rates at December 31, 1997. The fair value of the amounts due from affiliates can not be determined due to the related party nature of this receivable.

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

Because the determination of fair value is based upon projections of future economic events such as property occupancy rates, rental rates, operating cost inflation and market capitalization rates which are inherently subjective, the amounts ultimately realized at disposition may differ materially from the net carrying value. The cash flows used to determine fair value and net realizable value are based on good faith estimates and assumptions developed by management. Unanticipated events and circumstances may occur and some assumptions may not materialize; therefore actual results may vary from the estimates and the variances may be material. The Partnership may provide additional write-downs which could be material in subsequent years if real estate markets or local economic conditions change.

OTHER ASSETS

Deferred leasing costs represent costs incurred to lease properties and are amortized over the life of the related lease.

Deferred loan costs represent costs incurred to obtain financing and are amortized over the life of the related loan.

Sierra Vista Partners
Notes to Financial Statements
Page three


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

2. DETAILS OF CERTAIN BALANCE SHEET ACCOUNTS

Additional information regarding certain balance sheet accounts, at December 31, 1997 and 1996, is as follows:

                                                           1997           1996
                                                         --------       --------
Other assets:
   Prepaid expenses                                      $      0       $ 34,686
   Deferred loan costs, net of accumulated
     amortization of $5,035 in 1996                             0            315
   Deferred leasing costs, net of accumulated
     amortization of $121,924 in 1996                                    119,689
                                                         --------       --------
                                                         $      0       $154,690
                                                         ========       ========
Accrued and other liabilities:
   Accounts payable                                      $  4,660       $106,400
   Accrued expenses                                             0          8,543
   Security deposits                                            0         82,248
   Interest payable                                             0         20,000
   Other                                                        0          8,365
                                                         --------       --------
                                                         $  4,660       $225,556
                                                         ========       ========

Sierra Vista Partners
Notes to Financial Statements
Page four


3. GENERAL PARTNER AND RELATED PARTY TRANSACTIONS

In 1994, all of the common stock of TCP, Inc. was purchased by Finance Factors, Inc. from Carlsberg Management Company ("CMC"). TCP, Inc. owns all of the common stock of S-P Properties, Inc., the General Partner of the Partnership. CMC continued to manage the affairs of the Partnership through March 31, 1995.

An affiliate of S-P Properties, Inc. may receive a management fee of 6% of the gross rental income collected from the property. Management fees paid to affiliates for the years ended December 31, 1997, 1996 and 1995 were $40,248, $38,873 and $23,615, respectively.

An affiliate of S-P Properties, Inc. is entitled to reimbursement for expenses incurred by the affiliate for services provided to the Partnership such as accounting, legal, data processing and similar services. The affiliate was reimbursed $75,530, $73,047 and $55,468 for such services for the years ended December 31, 1997, 1996 and 1995, respectively. Additionally, the Partnership reimbursed the affiliate for construction supervision costs incurred by the affiliate. For the years ended December 31, 1997, 1996 and 1995 the affiliate received $64,904, $7,782 and $20,576, respectively, for tenant improvements supervisory costs.

In consideration for services rendered with respect to initial leasing of Partnership properties, an affiliate of S-P Properties, Inc. is paid initial leasing costs. For the years ended December 31, 1997, 1996 and 1995 these fees amounted to $76,984, $91,660 and $46,838, respectively, and were recorded as deferred leasing costs.

In consideration for services rendered with respect to obtaining new financing, an affiliate of the General Partner is paid broker fees. For the year ended December 31, 1997, these fees amounted to $61,000 and were recorded as deferred loan costs. No such fees were incurred in 1996 and 1995.

During 1996, the Partnership made a short-term, non-interest bearing loan to an affiliate. Repayment was made during 1997.

4. INCOME-PRODUCING PROPERTY

At December 31, 1997 and 1996 the total cost and accumulated depreciation of the property are as follows:

                                                  1997                 1996
                                              ------------         ------------
Land                                          $          0         $  2,878,269
Building and improvements                                0            7,350,947
                                              ------------         ------------
           Total                                         0           10,229,216

Accumulated depreciation                                 0           (2,801,334)
Valuation allowance                                      0           (1,600,000)
                                              ------------         ------------
           Net                                $          0         $  5,827,882
                                              ============         ============

In October 1997, the Sierra Vista property was sold for $5,630,000. The Partnership received net cash proceeds of $2,140,598 from the sale. In accordance with the Partnership joint venture agreement, these proceeds were distributed to SMMP. Under the terms of the agreement, SMMP receives preferential cash distributions of available "Distributable Funds" from the sale of the property to the extent of its capital contributions. SMMP had made net contributions of $3,335,204 to the Partnership through the sale date.

Sierra Vista Partners
Notes to Financial Statements
Page five


5. NOTES PAYABLE

In August 1995, the Partnership's non-recourse note payable, secured by the Property, was restructured. The restructure extended the note maturity from May 1996 to February 1997. The annual interest rate was reduced from 3% above Bank of America's prime rate to a fixed rate of 8% retroactive to June 1995. The required monthly interest payments were reduced from $31,700 to $20,000 effective August 1995.

On April 10, 1997, the Partnership's note was paid off. On the same date, the Partnership entered into a new loan agreement in the amount of $3,050,000. The loan was secured by the Sierra Vista property, bore interest at 9.375 % and called for monthly principal and interest payments of $25,807 on the first day of each month. This loan was transferred and assumed by the buyer of the property in October 1997.

6. GENERAL PARTNERS' EQUITY (DEFICIT)

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

SMMP contributed cash ($870,000 through December 31, 1994) and made additional contributions of $796,356, $748,500 and $1,193,141 and received distributions of $56,925, $0 and $2,152,098 during 1995, 1996 and 1997, respectively.
Accordingly, as of January 1, 1995, 1996 and 1997, SMMP's interest in the Partnership was changed to 24.72%, 37.74% and 47.05%, respectively. Effective January 1, 1998, SMMP's interest in the Partnership will be reduced to 34.51%.

In accordance with the Partnership joint venture agreement, the net proceeds received from the sale of the property in October 1997 were distributed to SMMP. Under the terms of the agreement, SMMP receives preferential cash distributions of available "Distributable Funds" from the sale to the extent of its capital contributions. SMMP had made net contributions of $3,335,204 to the Partnership through the sale date.

                               SORRENTO I PARTNERS

                       (A CALIFORNIA GENERAL PARTNERSHIP)

                          AUDITED FINANCIAL STATEMENTS

                                DECEMBER 31, 1997

INDEPENDENT AUDITORS' REPORT

To the Partners of
Sorrento I Partners

We have audited the accompanying balance sheets of Sorrento I Partners, a California general partnership, (the "Partnership") as of December 31, 1997 and 1996, and the related statements of operations, changes in general partners' equity (deficit) and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sorrento I Partners as of December 31, 1997 and 1996, and the results of its operations and cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.

DELOITTE & TOUCHE LLP

Houston, Texas
March 13, 1998

                               SORRENTO I PARTNERS
                       (A CALIFORNIA GENERAL PARTNERSHIP)

                                 BALANCE SHEETS
                           DECEMBER 31, 1997 AND 1996

--------------------------------------------------------------------------------

                                                      December 31,  December 31,
                                                          1997           1996
                                                       ----------     ----------
ASSETS

Cash and cash equivalents                              $    3,675     $   20,362
Receivables:
   Unbilled rent (Notes 1 and 4)                           34,906         13,962
   Other                                                   14,301         14,162
Due from affiliates (Note 3)                                4,770          4,770
Income-producing property - net of accumulated
   depreciation of $537,812 in 1997 and
   $1,170,370 in 1996 (Notes 1, 4 and 5)                2,439,688      2,541,614
Other assets (Notes 1 and 2)                              137,926        171,776
                                                       ----------     ----------
Total Assets                                           $2,635,266     $2,766,646
                                                       ==========     ==========
LIABILITIES AND GENERAL PARTNERS' EQUITY

Accrued and other liabilities (Note 2)                 $   16,124     $   24,393
Note payable to affiliate (Note 5)                        631,827        750,000
                                                       ----------     ----------
Total Liabilities                                         647,951        774,393
                                                       ----------     ----------
General Partners' equity (Notes 1 and 6)                1,987,315      1,992,253
                                                       ----------     ----------
Total Liabilities and General Partners' equity         $2,635,266     $2,766,646
                                                       ==========     ==========

                             SEE ACCOMPANYING NOTES

                               SORRENTO I PARTNERS
                       (A CALIFORNIA GENERAL PARTNERSHIP)

                            STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

--------------------------------------------------------------------------------

                                          1997            1996           1995
                                        --------     -----------      ---------
Revenues:
   Rental income (Note 1)               $283,635     $   189,177      $       0
   Other income                            9,404               0              0
                                        --------     -----------      ---------
         Total revenues                  293,039         189,177              0
                                        --------     -----------      ---------
Expenses:
   Operating expenses:
   Depreciation and amortization         127,662         149,618        136,089
   Property taxes and insurance            2,847          22,068         39,208
   Administrative fees (Note 3)           34,860          33,714         40,354
   Maintenance and repairs                    49          24,458         31,500
   Management fees (Note 3)               15,762          13,003              0
   Utilities                                   0           7,062         16,175
   Legal and accounting                   22,803          18,216         26,090
   General and administrative              5,677           4,362         29,041
   Salaries and payroll taxes                  0               0          1,561
   Renting expenses                            0           3,300              0
   Other operating expenses                1,894           7,614          8,980
                                        --------     -----------      ---------
Total operating expenses                 211,554         283,415        328,998

   Interest                               63,123         144,646        310,575
                                        --------     -----------      ---------
         Total expenses                  274,677         428,061        639,573
                                        --------     -----------      ---------
INCOME (LOSS) BEFORE EXTRAORDINARY
  GAIN                                    18,362        (238,884)      (639,573)
                                        --------     -----------      ---------
EXTRAORDINARY GAIN ON EXTINGUISHMENT
  OF DEBT (NOTE 5)                             0       1,200,381              0
                                        --------     -----------      ---------
NET INCOME (LOSS)                       $ 18,362     $   961,497      $(639,573)
                                        ========     ===========      =========

                             SEE ACCOMPANYING NOTES

                               SORRENTO I PARTNERS
                       (A CALIFORNIA GENERAL PARTNERSHIP)

           STATEMENTS OF CHANGES IN GENERAL PARTNERS' EQUITY (DEFICIT)
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

--------------------------------------------------------------------------------

                                                                        General Partners
                                                          --------------------------------------------
                                                         Sierra Pacific      Sierra
                                                          Development       Mira Mesa
                                                            Fund III        Partners          Total
                                                          -----------      -----------     -----------
General Partners' equity (deficit) - January 1, 1995       $(490,699)     $   145,586      $  (345,113)
Net loss                                                    (264,847)        (374,726)        (639,573)
Contributions                                                      0          500,242          500,242
                                                           ---------      -----------      -----------
General Partners' equity (deficit) - December 31, 1995      (755,546)         271,102         (484,444)
Net income                                                   413,857          547,640          961,497
Contributions                                                      0        1,551,100        1,551,100
Distributions                                                      0          (35,900)         (35,900)
                                                           ---------      -----------      -----------
General Partners' equity (deficit) - December 31, 1996      (341,689)       2,333,942        1,992,253
Net income                                                     7,906           10,456           18,362
Contributions                                                      0          141,000          141,000
Distributions                                                      0         (164,300)        (164,300)
                                                           ---------      -----------      -----------
General Partners' equity (deficit) - December 31, 1997     $(333,783)     $ 2,321,098        1,987,315
                                                           =========      ===========      ===========

                             SEE ACCOMPANYING NOTES

                               SORRENTO I PARTNERS
                       (A CALIFORNIA GENERAL PARTNERSHIP)

                            STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

--------------------------------------------------------------------------------

                                                               1997             1996           1995
                                                             ---------      -----------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                          $  18,362      $   961,497      $(639,573)
  Adjustments to reconcile net income (loss)
  to cash used in operating activities:
    Gain from extinguishment of debt                                 0       (1,200,381)             0
    Depreciation and amortization                              127,662          149,618        136,089
    (Increase) decrease in rent receivable                     (20,944)         (13,962)         5,880
    Increase in other receivables                                 (139)         (14,162)             0
    Decrease (increase) in other assets                          8,114         (178,536)        (7,849)
    (Decrease) increase in accrued and other liabilities        (8,269)          (4,511)        74,411
                                                             ---------      -----------      ---------
  Net cash provided by (used in) operating activities          124,786         (300,437)      (431,042)
                                                             ---------      -----------      ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Payments for property additions                                  0         (446,630)             0
                                                             ---------      -----------      ---------
  Net cash used in investing activities                              0         (446,630)             0
                                                             ---------      -----------      ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Payments to affiliates                                           0           (4,770)             0
    Contributions by the General Partners                      141,000        1,551,100        500,242
    Distributions to the General Partners                     (164,300)         (35,900)             0
    Principal payments on note payable                        (118,173)        (787,976)       (33,856)
                                                             ---------      -----------      ---------
  Net cash (used in) provided by financing activities         (141,473)         722,454        466,386
                                                             ---------      -----------      ---------
NET (DECREASE) INCREASE IN CASH
   AND CASH EQUIVALENTS                                        (16,687)         (24,613)        35,344

CASH AND CASH EQUIVALENTS - Beginning of period                 20,362           44,975          9,631
                                                             ---------      -----------      ---------
CASH AND CASH EQUIVALENTS - End of period                    $   3,675      $    20,362      $  44,975
                                                             =========      ===========      =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW

  INFORMATION:

  Cash paid during the period for interest                   $  68,961      $   164,898      $ 223,811
                                                             =========      ===========      =========

During 1996, Sorrento I exercised a discounted payoff option on its notes payable that resulted in a $1,200,381 extraordinary gain. During 1995, accrued interest was added to the note payable principal balance in the amount of $85,709. These are noncash transactions not reflected in the above statements of cash flows.

                             SEE ACCOMPANYING NOTES

                               SORRENTO I PARTNERS
                       (A CALIFORNIA GENERAL PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

Sorrento I Partners ("SIP") was formed as a California general partnership on April 1, 1993 between Sierra Mira Mesa Partners ("SMMP") and Sierra Pacific Development Fund III ("SPDFIII") to develop and operate the real property known as Sorrento I, an industrial building, located in San Diego, California. The property contains 43,100 square feet and is located adjacent to Sierra Mira Mesa office building, which is owned and operated by Sierra Mira Mesa Partners. In 1993, SMMP contributed cash of $383,836 ($443,836, net, through 31, 1994) for a 55.03% interest and SPDFIII contributed the property and all associated encumbrances for a 44.97% interest in SIP. During 1995, 1996 and 1997, SMMP contributed an additional $500,242, $1,551,100 and $141,000 and received distributions amounting to $0, $35,900 and $164,300 respectively. The partnership agreement calls for a recalculation of the percentage ownership interest each year on January 1st to account for the Partner's aggregate capital contributions and distributions since inception through the prior year. Accordingly, as of January 1, 1995, 1996 and 1997 SPDFIII's interest in SIP was changed to 41.41%, 24.94% and 11.31%, respectively. On January 1, 1998, SPDFIII's interest will be increased to 11.41% and SMMP's interest will be reduced to 88.59% to reflect the 1997 contributions and distributions.

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

BASIS OF FINANCIAL STATEMENTS

SIP maintains its books and prepares its financial statements in accordance with generally accepted accounting principles. However, SIP prepares its tax returns on the accrual basis of accounting as defined by the Internal Revenue Code with adjustments to reconcile book and taxable income (loss) for differences in the treatment of certain income and expense items. The accompanying financial statements do not reflect any provision for federal or state income taxes since such taxes are the obligation of the individual partners.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

The financial instruments of SIP at December 31, 1997 and 1996 consist of cash and cash equivalents, receivables, due from affiliates, accounts payable and note payable. The fair value of cash and cash equivalents, receivables and accounts payable approximates the carrying value due to the short term nature of these items. In the opinion of management, the fair value of the note payable approximates the carrying value based on market rates at December 31, 1997. The fair value of the amounts due from affiliates can not be determined due to the related party nature of this receivable.

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

SIP employs a systematic approach in determining whether the value of income-producing property has been impaired. Prior to 1995, a provision for loss on a property was established if the appraised value of the property declined below its book value due to what the General Partner believed to be an other than temporary condition. A complete appraisal was performed on the property as of December 31 each year.

Effective January 1, 1995, SIP implemented Statement of Financial Accounting Standards No. 121, "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" (the "Statement"). SIP regularly evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Future cash flows are estimated and compared to the carrying amount of the asset to determine if an impairment has occurred. If the sum of the expected future cash flows is less than the carrying amount of the asset, SIP shall recognize an impairment loss in accordance with the Statement. No provision was required due to the implementation of this Statement.

Because the determination of fair value is based upon projections of future economic events such as property occupancy rates, rental rates, operating cost inflation and market capitalization rates which are inherently subjective, the amounts ultimately realized at disposition may differ materially from the net carrying value as of December 31, 1997. The cash flows used to determine fair value and net realizable value are based on good faith estimates and assumptions developed by management. Unanticipated events and circumstances may occur and some assumptions may not materialize; therefore actual results may vary from the estimates and the variances may be material. SIP may provide additional write-downs which could be material in subsequent years if real estate markets or local economic conditions change.

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

Rent receivable consists of (a) unbilled rent - the difference between rent recognized on the straight-line method and actual cash due; an (b) billed rent - rent due but not yet received.

Sorrento I Partners
Notes to Financial Statements
Page three

2. DETAILS OF CERTAIN BALANCE SHEET ACCOUNTS

Additional information regarding certain balance sheet accounts, at December 31, 1997 and 1996 is as follows:

                                                            1997          1996
                                                          --------      --------
Other assets:
     Prepaid expenses                                     $      0      $  2,597
     Deferred loan costs, net of accumulated
          amortization of $77 in 1997 and
          $26 in 1996                                          940           991
     Deferred leasing costs, net of accumulated
          amortization of $42,506 in 1997
          and $16,822 in 1996                              136,986       162,671
     Tax impounds                                                0         5,517
     Deposits                                                    0             0
                                                          --------      --------
                                                          $137,926      $171,776
                                                          ========      ========
Accrued and other liabilities:
     Accounts payable                                     $ 16,124      $ 18,555
     Interest payable                                            0         5,838
                                                          --------      --------
                                                          $ 16,124      $ 24,393
                                                          ========      ========

3.      GENERAL PARTNER AND RELATED PARTY TRANSACTIONS

In 1994, all of the common stock of TCP, Inc. was purchased by Finance Factors, Inc. from Carlsberg Management Company ("CMC"). TCP, Inc. owns all of the common stock of S-P Properties, Inc., the General Partner of the Partnership. CMC continued to manage the affairs of SIP through March 31, 1995.

An affiliate of the General Partner may receive a management fee of 6% of the gross rental income collected from the property. Management fees paid to affiliates for the years ended December 31, 1997 and 1996 were $15,762 and $13,003 respectively. No such costs were incurred in 1995.

Sorrento I Partners
Notes to Financial Statements
Page four


SIP reimburses an affiliate of S-P Properties, Inc. for expenses incurred by the affiliate for services provided to SIP such as accounting, data processing and similar services. The affiliate was reimbursed $34,860, $33,714 and $31,001, respectively, for such services for the years ended December 31, 1997, 1996 and 1995. Additionally, SIP reimbursed an affiliate for construction supervision costs incurred by the affiliate. For the years ended December 31, 1997, 1996 and 1995 the affiliate received $0, $33,084 and $0, respectively, for tenant improvements supervisory costs.

In consideration for services rendered with respect to initial leasing of SIP's property, an affiliate of S-P Properties, Inc. is paid initial leasing costs. For the years ended December 31, 1997, 1996 and 1995 these fees amounted to $0, $59,563 and $0, respectively, and were recorded as deferred leasing costs.

During 1996, SIP made a non-interest bearing advance to an affiliate in the amount of $4,770. Repayment is expected in 1998.

Reference is made to Note 5.

4. INCOME-PRODUCING PROPERTIES

At December 31, 1997 and 1996 the total cost and accumulated depreciation of the property are as follows:

                                           1997             1996
                                        -----------      -----------
          Land                          $ 1,305,518      $ 1,305,518
          Building and improvements       1,671,982        2,406,466
                                        -----------      -----------
                     Total                2,977,500        3,711,984

          Accumulated depreciation         (537,812)      (1,170,370)
                                        -----------      -----------
                     Net                $ 2,439,688      $ 2,541,614
                                        ===========      ===========

During 1997 and 1996, SIP removed $734,484 and $10,780, respectively, from its building and improvements and related accumulated depreciation accounts for fully depreciated property.

Sorrento I Partners
Notes to Financial Statements
Page five


Future minimum base rental income to be recognized on a straight-line basis and amounts to be received on a cash basis are as follows:

         Year Ending        Straight-line          Cash
        December 31,           Basis               Basis
        ------------       -------------       -------------
            1998           $     283,635       $    273,196
            1999                 283,635            278,448
            2000                 283,635            289,584
            2001                 283,635            295,152
            2002                 283,635            306,960
         Thereafter               94,547            104,288
                            -------------       ------------
            Total          $   1,512,722       $  1,547,628
                            =============       ============

SIP relied on one tenant for 100% of 1997 and 1996 rental income. The lease agreement requires the tenant to pay expenses such as utilities, insurance and property taxes related to the property. The principal business of the tenant is research and development in the communications sector.

5. NOTE PAYABLE

SIP had a non-recourse bank note payable with an original principal balance of $3,000,000 collateralized by real and personal property. The annual interest rate of the note was variable at bank prime plus 2-1/2% with a minimum rate of 9% and maximum rate of 15-1/2%. The original maturity of the note was July 1998 and the note included a discounted payoff option of $1,500,000.

CGS Real Estate Company, Inc. ("CGS"), an affiliate of the General Partner, acquired the note and security documents from the bank in May 1996. In connection with the purchase of the bank note and security documents by CGS, SIP made a principal payment to the bank of $750,000 and entered into a $750,000 note agreement with CGS (the "CGS Agreement"). The CGS Agreement, collaterized by real and personal property, called for monthly interest payments through December 1996 and monthly principal and interest payments thereafter until maturity on May 31, 2016. The interest rate is fixed at 9.34% per annum for the first year of the note and will thereafter be the one-year Treasury rate plus 375 basis points. A pre-payment in the amount of $105,000 was paid in April 1997.

A modification agreement was entered into on September 30, 1997. The interest rate remained fixed at 9.34% through October 1998, at which time the rate will convert to the one-year treasury rate plus 375 basis points. The note is amortized over a 210-month term and current payments are $6,154 per month, principal and interest inclusive until maturity in March 2015. The loan balance as of December 31, 1997 was $631,827.

At any time upon 120 days written notice to CGS, SIP may fully discharge the note by the payment of an amount equal to $750,000 less the aggregate amount of principal paid under the note between the date of the CGS Agreement and the date of payment plus any interest due.

The excess of the net carrying amount of the balance due under the bank note agreement, net of unamortized deferred loan fees, over the balance due under the CGS Agreement was recognized as an extraordinary item in 1996 in the amount of $1,200,381.

Annual maturities under the CGS Agreement as of December 31, 1997 are: $15,489 in 1998; $16,999 in 1999; $18,657 in 2000; $20,476 in 2001; $22,472 in 2002; and
$537,734 thereafter.

Sorrento I Partners
Notes to Financial Statements
Page six

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