Form 10-Q
period 1998-03-31
SIERRA PACIFIC DEVELOPMENT FUND II
filed 1998-05-12
CIK 719606

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For Quarter ended                                  March 31, 1998
                            ----------------------------------------------------
Commission file number                                0-12036
                            ----------------------------------------------------


                       SIERRA PACIFIC DEVELOPMENT FUND II
                             (A LIMITED PARTNERSHIP)

            State of California                         95-3856271
------------------------------------------  --------------------------------
      (State or other jurisdiction of
      incorporation or organization)     (I.R.S. Employer Identification Number)

        5850 San Felipe, Suite 450
              Houston, Texas                                 77057
------------------------------------------  --------------------------------
 (Address of principal executive offices)                  (Zip Code)

Registrant's telephone number,

including area code:                                     (713) 706-6271
                                     -------------------------------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X . No__.

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The following financial statements are submitted in the next pages:

                                                                           Page
                                                                          NUMBER

Balance Sheets - March 31, 1998 and December 31, 1997                       4


Statements of Operations - For the Three Months Ended March 31, 1998 and
1997                                                                        5

Statements of Changes in Partners' Equity - From April 29, 1983
(inception of Partnership) to December 31, 1997 and for the Three Months
Ended March 31, 1998                                                        6

Statements of Cash Flows - For the Three Months Ended March 31, 1998 and
1997                                                                        7

Notes to Financial Statements                                               8

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

(a)            OVERVIEW

The following discussion should be read in conjunction with the Partnership's Financial Statements and Notes thereto appearing elsewhere in this Form 10-Q.

The Partnership currently owns three properties; 5850 San Felipe, Sierra Westlakes, and Sierra Southwest Pointe. In addition, the Partnership holds a 33.74% interest in Sierra Mira Mesa Partners ("SMMP").

(b)            RESULTS OF OPERATIONS

Rental income for the three months ended March 31, 1998 increased by $186,000, or 43%, when compared to the corresponding period in the prior year, primarily due to an increase in occupancy. Occupancy increased from 69% at March 31, 1997 to 94% at March 31, 1998 at 5850 San Felipe and from 91% to 97% at Sierra Southwest Pointe between the same periods. Occupancy at Sierra Westlakes remained unchanged. Further, additional common area maintenance fees were billed during the period. Similar fees were billed in the second quarter in 1997.

Operating expenses for the three months ended March 31, 1998 increased $35,000, or 12%, in comparison to the corresponding period in prior year, principally due to accounting and auditing costs incurred during the quarter. Similar fees were accrued in the second quarter in 1997. Further, management fees and utilities increased as a result of the increased occupancy. This increase was partially offset by a decrease in maintenance and repair costs and lower professional fees incurred during the period.

Depreciation and amortization expenses for the three months ended March 31, 1998 increased by $45,000, or 25%, principally due to increased depreciation and amortization on additional tenant improvements and lease costs associated with the increased occupancy of the properties.

The Partnership's share of loss from investment in SMMP was $74,000 for the three months ended March 31, 1998 compared to $37,000 for the corresponding period in the prior year. The Partnership understated its share of unconsolidated joint venture loss $76,000 in the prior year. An adjustment was recorded in 1998. The increase in loss was partially offset due its share of unconsolidated joint venture income generated by SMMP in the first quarter of 1998. SMMP recorded income during the period primarily due to a decrease in its share of loss from Sierra Vista Partners, which owned the Sierra Vista property. The Sierra Vista property was sold in October 1997.

(c)            LIQUIDITY AND CAPITAL RESOURCES

The Partnership is in an illiquid position as of March 31, 1998 with cash and billed receivables of $139,000 compared to $335,000 of accrued and other liabilities. The Partnership's primary capital requirements will be for the construction of new tenant space. It is anticipated that these requirements will be funded from the operations of the properties and distributions from SMMP.

                       SIERRA PACIFIC DEVELOPMENT FUND II
                             (A Limited Partnership)

                                 BALANCE SHEETS
                      March 31, 1998 and December 31, 1997



                                                         March 31,  December 31,
                                                           1998         1997
                                                      -----------   ------------
ASSETS

Cash and cash equivalents ........................    $    40,418    $    69,790
Receivables:
  Note, net of deferred gain of $736,271 .........      2,453,729      2,453,729
  Unbilled rent ..................................        292,809        277,452
  Billed rent ....................................         98,973         78,698
  Due from affiliates ............................        873,892        951,381
  Other receivables ..............................         93,084         37,795
Income-producing properties - net of
  accumulated depreciation and valuation
  allowance of $4,030,417 and $3,855,671,
  respectively ...................................     11,072,386     11,212,379
Investment in unconsolidated joint venture .......      3,341,752      3,416,664
Other assets .....................................        995,679        979,415
                                                      -----------    -----------

Total Assets .....................................    $19,262,722    $19,477,303
                                                      ===========    ===========

LIABILITIES AND PARTNERS' EQUITY


Accrued and other liabilities ....................    $   334,585    $   513,990
Notes payable ....................................      6,253,282      6,257,503
                                                      -----------    -----------

Total Liabilities ................................      6,587,867      6,771,493
                                                      -----------    -----------

Partners' equity:
  General Partner ................................              0              0
  Limited Partners:
    Class A Limited Partners:
      60,000 units authorized,
      56,674 issued and outstanding ..............      8,289,803      8,310,049

    Class B Limited Partners:
      60,000 units authorized,
      29,979 issued and outstanding ..............      4,385,052      4,395,761
                                                      -----------    -----------

Total Partners' equity ...........................     12,674,855     12,705,810
                                                      -----------    -----------

Total Liabilities and Partners' equity ...........    $19,262,722    $19,477,303
                                                      ===========    ===========



                                    Unaudited
                             See Accompanying Notes

                       SIERRA PACIFIC DEVELOPMENT FUND II
                             (A Limited Partnership)

                            STATEMENTS OF OPERATIONS
               For the Three Months Ended March 31, 1998 and 1997


                                                       1998          1997
                                                   -----------    ---------

REVENUES:
  Rental income .................................  $ 624,016      $ 437,787
  Interest income ...............................     93,085         84,514
                                                   ---------      ---------

                     Total revenues .............    717,101        522,301
                                                   ---------      ---------

EXPENSES:
  Operating expenses ............................    336,611        301,597
  Depreciation and amortization .................    227,041        182,135
  Interest ......................................    110,707        109,683
                                                   ---------      ---------

                     Total costs and expenses ...    674,359        593,415
                                                   ---------      ---------


INCOME (LOSS) BEFORE PARTNERSHIP'S
   SHARE OF UNCONSOLIDATED JOINT
   VENTURE LOSS .................................     42,742        (71,114)
                                                   ---------      ---------

PARTNERSHIP'S SHARE OF UNCONSOLIDATED
   JOINT VENTURE LOSS ...........................    (73,697)       (37,373)
                                                   ---------      ---------

NET LOSS ........................................  $ (30,955)     $(108,487)
                                                   =========      =========

Net loss per limited partnership unit ...........  $   (0.36)     $   (1.25)
                                                   =========      =========


                                    Unaudited
                             See Accompanying Notes

                       SIERRA PACIFIC DEVELOPMENT FUND II
                             (A Limited Partnership)

                    STATEMENTS OF CHANGES IN PARTNERS' EQUITY
       From April 29, 1983 (Inception of Partnership) to December 31, 1997
                  and for the Three Months Ended March 31, 1998



                                                Limited Partners                                                 Total
                                   ----------------------------------------                      General       Partners'
                                      Class A        Class B      Total             Per Unit     Partner        Equity
                                   ------------  ------------ -------------  ---------------- -----------  -----------------
Proceeds from sale of
  partnership units .............  $ 14,392,000  $ 7,579,000  $ 21,971,000    $      250.00                 $ 21,971,000
Underwriting commissions
  and other organization expenses    (1,939,045)  (1,021,124)   (2,960,169)          (33.68)                  (2,960,169)
Repurchase of 1,231 partnership
   units ........................      (177,934)     (66,167)     (244,101)            0.06                     (244,101)
Cumulative net income
  (to December 31, 1997) ........      (279,927)    (148,668)     (428,595)           (4.95)  $   46,674        (381,921)
Cumulative distributions
  (to December 31, 1997) ........    (3,685,045)  (1,947,280)   (5,632,325)          (64.80)     (46,674)     (5,678,999)
                                   ------------- ------------ -------------  ---------------- -----------  -----------------

Partners' equity -
  January 1, 1998 ...............     8,310,049    4,395,761    12,705,810           146.63            0      12,705,810
Net loss ........................       (20,246)     (10,709)      (30,955)           (0.36)                     (30,955)
                                   ------------- ------------ -------------  ---------------- -----------  -----------------

Partners' equity - March 31, 1998   $ 8,289,803  $ 4,385,052   $12,674,855     $     146.27   $        0    $ 12,674,855
                                   ============= ============ =============  ================ ===========  =================


                                    Unaudited
                             See Accompanying Notes

                       SIERRA PACIFIC DEVELOPMENT FUND II
                             (A Limited Partnership)

                            STATEMENTS OF CASH FLOWS
               For the Three Months Ended March 31, 1998 and 1997


                                                              1998        1997
                                                          ----------  ----------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss .............................................. $ (30,955)  $(108,487)
  Adjustments to reconcile net loss
  to cash used in operating activities:
    Depreciation and amortization .......................   227,041     182,135
    Undistributed loss of unconsolidated
      joint venture .....................................    73,697      37,373
    (Increase) decrease in rent receivable ..............   (35,632)        821
    (Increase) decrease in other receivables ............   (55,289)     51,330
    Increase in other assets ............................   (53,521)    (10,830)
    Decrease in accrued and other liabilities ...........  (179,405)   (360,659)
                                                          ----------  ----------

    Net cash used in operating activities ...............   (54,064)   (208,317)
                                                          ----------  ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Payments for property additions .....................   (48,576)   (121,293)
    Capital contributions to unconsolidated joint venture         0    (155,590)
                                                          ----------  ----------

    Net cash used in investing activities ...............   (48,576)   (276,883)
                                                          ----------  ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Principal payments on notes payable .................    (4,221)    (20,623)
    Repayment of loans to affiliate .....................         0     155,590
    Borrowings from affiliate ...........................    77,489     389,600
                                                          ----------  ----------

    Net cash provided by financing activities ...........    73,268      524,567
                                                          ----------  ----------

NET (DECREASE) INCREASE IN CASH AND
    CASH EQUIVALENTS ....................................   (29,372)     39,367

CASH AND CASH EQUIVALENTS - Beginning of period .........    69,790      22,962
                                                          ----------  ----------

CASH AND CASH EQUIVALENTS - End of period ............... $  40,418   $  62,329
                                                          ==========  ==========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
    INFORMATION:
    Cash paid during the period for interest ............ $  90,656   $ 109,850
                                                          ==========  ==========




                                    Unaudited
                             See Accompanying Notes

                       SIERRA PACIFIC DEVELOPMENT FUND II
                             (A LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS

    ------------------------------------------------------------------------

1.      BASIS OF FINANCIAL STATEMENTS

In the opinion of the Partnership's management, these unaudited financial statements reflect all adjustments which are necessary for a fair presentation of its financial position at March 31, 1998 and results of operations and cash flows for the periods presented. All adjustments included in these statements are of a normal and recurring nature. These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Annual Report of the Partnership for the year ended December 31, 1997.

2.      RELATED PARTY TRANSACTIONS

In 1994, all of the common stock of TCP, Inc. was purchased by Finance Factors, Inc. from Carlsberg Management Company ("CMC"). TCP, Inc. owns all of the common stock of S-P Properties, Inc., the General Partner of the Partnership. CMC continued to manage the affairs of the Partnership through March 31, 1995.

Included in the financial statements for the three months ended March 31, 1998 and 1997 are affiliate transactions as follows:

                                                          March 31
                                                  --------------------------
                                                      1998         1997
                                                  ------------- ------------

               Management fees                    $     31,755   $   22,406
               Administrative fees                      58,034       46,584
               Leasing fees                             12,405       26,647
               Construction fees                        10,787            0

3.           INVESTMENT IN UNCONSOLIDATED JOINT VENTURE

Sierra Mira Mesa Partners ("SMMP") was formed in 1985 between the Partnership and Sierra Pacific Pension Investors '84 ("SPPI'84"), an affiliate, to develop and operate the real property known as Sierra Mira Mesa, an office building, located in San Diego, California. The Partnership's initial ownership interest in SMMP was 51%; the remaining 49% was owned by SPPI'84. Effective December 31, 1996, the general partners amended the partnership agreement to allow for adjustments in the sharing ratio each year based upon the relative net contributions and distributions since inception of each general partner. At March 31, 1998 the Partnership's interest in SMMP is 33.74%; the remaining 66.26% interest is owned by SPPI'84.


                                    UNAUDITED

Sierra Pacific Development Fund II
Notes to Financial Statements
Page two

The consolidated financial statements of SMMP include the accounts of SMMP and Sorrento I Partners, a majority owned California general partnership. Summarized income statement information for SMMP for the three months ended March 31, 1998 and 1997 follows:

                                                           March 31
                                                  ----------------------------
                                                      1998           1997
                                                  -------------- -------------

               Rental income                      $     482,917  $    481,365
               Total revenues                           534,154       523,937
               Operating expenses                       206,776       167,018
               Share of unconsolidated
                 joint venture loss                      57,843       134,559
               Net income (loss)                          5,549     (101,246)




As of March 31, 1998, SMMP holds a 33.55% interest in Sorrento II Partners ("SIIP"), a California general partnership with Sierra Pacific Institutional Properties V formed in 1993; a 9.33% interest in Sierra Creekside Partners ("SCP"), a California general partnership with Sierra Pacific Development Fund formed in 1994; and a 34.51% interest in Sierra Vista Partners ("SVP"), a California general partnership with Sierra Pacific Development Fund III formed in 1994.

Summarized income statement information for these Partnerships, which are accounted for by SMMP under the equity method, for the three months ended March 31, 1998 and 1997 follows:

                                                           SIIP
                                                 --------------------------
                                                         March 31
                                                 --------------------------
                                                      1998         1997
                                                 ------------- ------------
              Rental income                       $   169,808  $   275,936
              Total revenues                          169,808      275,936
              Operating expenses                      104,860       80,271
              Net loss                                136,367       12,056



                                    UNAUDITED

Sierra Pacific Development Fund II
Notes to Financial Statements
Page three

                                  SCP                        SVP
                        ------------------------- --------------------------
                                March 31                  March 31
                        ------------------------- --------------------------
                           1998         1997          1998         1997
                        ------------ ------------ ------------- ------------
Rental income           $   203,881  $   177,225    $        0  $   141,806
Total revenues              203,881      177,225             0      141,806
Operating expenses          125,117      114,522        20,852      111,210
Net loss                     52,473      101,608        20,852      268,897


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

                                SIERRA PACIFIC DEVELOPMENT FUND II
                                a Limited Partnership
                                S-P PROPERTIES, INC.
                                General Partner

Date:  MAY 4, 1998              /s/ THOMAS N. THURBER
       -----------              --------------------------
                                Thomas N. Thurber
                                President and Director


Date:  MAY 4, 1998              /s/ G. ANTHONY EPPOLITO
       -----------              --------------------------
                                G. Anthony Eppolito
                                Chief Accountant