Form 10-Q
period 1998-06-30
SIERRA PACIFIC DEVELOPMENT FUND II
filed 1998-08-12
CIK 719606

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For Quarter ended                   June 30, 1998
                      -----------------------------------------------
Commission file
number                                 0-12036
                      -----------------------------------------------


                       SIERRA PACIFIC DEVELOPMENT FUND II
                             (A LIMITED PARTNERSHIP)


        State of California                        95-3856271
-------------------------------------  -----------------------------------
  (State or other jurisdiction of       (I.R.S. Employer Identification
   incorporation or organization)                   Number)


     5850 San Felipe, Suite 450
           Houston, Texas                            77057
-------------------------------------  -----------------------------------
  (Address of principal executive
              offices)                             (Zip Code)



Registrant's telephone
number,
including area code:                          (713) 706-6271
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

                                                                   Page
                                                                  NUMBER
                                                                  ------
Balance Sheets - June 30, 1998 and December 31, 1997                4

Statements of Operations - For the Six Months Ended
June 30, 1998 and 1997 and for the Three Months
Ended June 30, 1998 and 1997                                        5

Statements of Changes in Partners' Equity - From
April 29, 1983 (inception of Partnership) to
December 31, 1997 and for the Six Months Ended June
30, 1998                                                            6

Statements of Cash Flows - For the Six Months Ended
June 30, 1998 and 1997                                              7

Notes to Financial Statements                                       8


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

(b)         RESULTS OF OPERATIONS

Rental income for the six months ended June 30, 1998 increased by $223,000, or 23%, when compared to the corresponding period in the prior year, principally due to an increase in occupancy. At 5850 San Felipe, occupancy increased from 75% at June 30, 1997 to 98% at June 30, 1998. Occupancy at Sierra Southwest Pointe and Sierra Westlakes remained comparable between the same periods. Rental income for the three months ended June 30, 1998 increased by $36,000, or 7%, primarily due to the increased occupancy at 5850 San Felipe. This increase was partially offset due to lower common area maintenance fees billed during the quarter in comparison to the same period in the 1997.

Operating expenses for the six months ended June 30, 1998 decreased by $98,000, or 13%, in comparison to the corresponding period in prior year, principally due to a decrease in legal fees. Further, lower administrative costs and maintenance and repair expenses were incurred during the period. Operating expenses for the three months ended June 30, 1998 decreased by $133,000, or 28%, primarily due to the decrease in legal, administrative, and maintenance and repair costs. In addition, auditing costs, which were accrued in the first quarter, were accrued in the second quarter in the prior year.

Depreciation and amortization expenses for the six months ended June 30, 1998 increased by $91,000, or 24%, principally due to increased depreciation and amortization on additional tenant improvements and lease costs associated with the increased occupancy at 5850 San Felipe.

The Partnership's share of loss from investment in SMMP decreased by $25,000 for the six months ended June 30, 1998 when compared to the same period in 1997. The decrease in loss was due to its share of unconsolidated joint venture income generated by SMMP for the six months and three months ended June 30, 1998. However, the Partnership had understated its share of unconsolidated joint venture loss in the prior year and recorded a $76,000 adjustment in the first quarter of 1998.

(c)         LIQUIDITY AND CAPITAL RESOURCES

The Partnership is in an illiquid position as of June 30, 1998 with cash and billed receivables of $170,000 compared to $608,000 of accrued and other liabilities. The Partnership's primary capital requirements will be for the construction of new tenant space. It is anticipated that these requirements will be funded from the operations of the properties and distributions from SMMP.

                       SIERRA PACIFIC DEVELOPMENT FUND II
                             (A Limited Partnership)

                                 BALANCE SHEETS
                       June 30, 1998 and December 31, 1997

--------------------------------------------------------------------------------


                                                June 30, 1998  December 31, 1997
                                                -------------   -------------
ASSETS

Cash and cash equivalents ...................... $    39,903     $    69,790
Receivables:
  Note, net of deferred gain of $736,271 .......   2,453,729       2,453,729
  Unbilled rent ................................     293,649         277,452
  Billed rent ..................................     129,795          78,698
  Due from affiliates ..........................     787,381         951,381
  Other receivables ............................     186,317          37,795
Income-producing properties - net of
  accumulated depreciation and valuation
  allowance of $4,215,104 and $3,855,671,
  respectively .................................  11,179,091      11,212,379
Investment in unconsolidated joint venture .....   3,363,424       3,416,664
Other assets ...................................   1,083,135         979,415
                                                 -----------     -----------

Total Assets ................................... $19,516,424     $19,477,303
                                                 ===========     ===========

LIABILITIES AND PARTNERS' EQUITY


Accrued and other liabilities .................. $   608,516     $   513,990
Notes payable ..................................   6,246,831       6,257,503
                                                 -----------     -----------

Total Liabilities ..............................   6,855,347       6,771,493
                                                 -----------     -----------

Partners' equity:
  General Partner ..............................           0               0
  Limited Partners:
    Class A Limited Partners:
      60,000 units authorized,
      56,674 issued and outstanding ............   8,280,792       8,310,049

    Class B Limited Partners:
      60,000 units authorized,
      29,979 issued and outstanding ............   4,380,285       4,395,761
                                                 -----------     -----------

Total Partners' equity .........................  12,661,077      12,705,810
                                                 -----------     -----------

Total Liabilities and Partners' equity ......... $19,516,424     $19,477,303
                                                 ===========     ===========


                                   Unaudited
                             See Accompanying Notes

                       SIERRA PACIFIC DEVELOPMENT FUND II
                             (A Limited Partnership)

                            STATEMENTS OF OPERATIONS
                 For the Six Months Ended June 30, 1998 and 1997
              and for the Three Months Ended June 30, 1998 and 1997

--------------------------------------------------------------------------------

                                                                      Six Months Ended                    Three Months Ended
                                                                           June 30,                            June 30,
                                                             ----------------------------------    ---------------------------------
                                                                  1998               1997                1998               1997
                                                             ----------------   ---------------    ---------------    --------------

REVENUES:
  Rental income ........................................       $ 1,170,354        $   947,783        $   546,338        $   509,996
  Interest income ......................................           186,318            169,161             93,233             84,647
                                                               -----------        -----------        -----------        -----------

                     Total revenues ....................         1,356,672          1,116,944            639,571            594,643
                                                               -----------        -----------        -----------        -----------

EXPENSES:
  Operating expenses ...................................           664,480            762,151            327,869            460,554
  Depreciation and amortization ........................           465,456            374,815            238,415            192,680
  Interest .............................................           220,657            218,857            109,950            109,174
                                                               -----------        -----------        -----------        -----------

                     Total costs and expenses ..........         1,350,593          1,355,823            676,234            762,408
                                                               -----------        -----------        -----------        -----------


INCOME (LOSS) BEFORE PARTNERSHIP'S
   SHARE OF UNCONSOLIDATED JOINT
   VENTURE (LOSS) INCOME ...............................             6,079           (238,879)           (36,663)          (167,765)
                                                               -----------        -----------        -----------        -----------

PARTNERSHIP'S SHARE OF UNCONSOLIDATED
   JOINT VENTURE (LOSS) INCOME .........................           (50,812)           (76,256)            22,885            (38,883)
                                                               -----------        -----------        -----------        -----------

NET LOSS ...............................................       $   (44,733)       $  (315,135)       $   (13,778)       $  (206,648)
                                                               ===========        ===========        ===========        ===========

Net loss per limited partnership unit ..................       $     (0.52)       $     (3.64)       $     (0.16)       $     (2.38)
                                                               ===========        ===========        ===========        ===========

                                   Unaudited
                             See Accompanying Notes
                                        5

                       SIERRA PACIFIC DEVELOPMENT FUND II
                             (A Limited Partnership)

                    STATEMENTS OF CHANGES IN PARTNERS' EQUITY
       From April 29, 1983 (Inception of Partnership) to December 31, 1997
                   and for the Six Months Ended June 30, 1998

--------------------------------------------------------------------------------

                                                           Limited Partners                                               Total
                                            --------------------------------------------                  General        Partners'
                                                Class A        Class B          Total       Per Unit      Partner         Equity
                                            -------------   ------------    ------------    --------   ------------    -------------

Proceeds from sale of
  partnership units .....................   $ 14,392,000    $  7,579,000    $ 21,971,000    $250.00                    $ 21,971,000
Underwriting commissions
  and other organization expenses .......     (1,939,045)     (1,021,124)     (2,960,169)    (33.68)                     (2,960,169)
Repurchase of 1,231 partnership
   units ................................       (177,934)        (66,167)       (244,101)      0.06                        (244,101)
Cumulative net income
  (to December 31, 1997) ................       (279,927)       (148,668)       (428,595)     (4.95)   $     46,674        (381,921)
Cumulative distributions
  (to December 31, 1997) ................     (3,685,045)     (1,947,280)     (5,632,325)    (64.80)        (46,674)     (5,678,999)
                                            ------------    ------------    ------------    -------    ------------    ------------

Partners' equity -
  January 1, 1998 .......................      8,310,049       4,395,761      12,705,810     146.63               0      12,705,810
Net loss ................................        (29,257)        (15,476)        (44,733)     (0.52)                        (44,733)
                                            ------------    ------------    ------------    -------    ------------    ------------

Partners' equity - June 30, 1998 ........   $  8,280,792    $  4,380,285    $ 12,661,077    $146.11    $          0    $ 12,661,077
                                            ============    ============    ============    =======    ============    ============

                                   Unaudited
                             See Accompanying Notes

                       SIERRA PACIFIC DEVELOPMENT FUND II
                             (A Limited Partnership)

                            STATEMENTS OF CASH FLOWS
                 For the Six Months Ended June 30, 1998 and 1997

--------------------------------------------------------------------------------

                                                               1998          1997
                                                            ----------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss ..............................................   $ (44,733)  $ (315,135)
  Adjustments to reconcile net loss
  to cash provided by (used in) operating activities:
    Depreciation and amortization .......................     465,456      374,815
    Undistributed loss of unconsolidated
      joint venture .....................................      50,812       76,256
    Increase in rent receivable .........................     (67,294)     (69,674)
    Increase in other receivables .......................    (148,522)     (33,317)
    Increase in other assets ............................    (179,858)    (364,306)
    Increase in accrued and other liabilities ...........      94,526      137,502
                                                            ----------   ---------

    Net cash provided by (used in) operating activities .     170,387     (193,859)
                                                            ----------   ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Payments for property additions .....................    (353,602)    (249,845)
    Capital contributions to unconsolidated joint venture           0     (155,590)
                                                            ----------   ---------

    Net cash used in investing activities ...............    (353,602)    (405,435)
                                                            ----------   ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Cash distributions ..................................           0      (50,000)
    Principal payments on notes payable .................     (10,672)     (41,753)
    Repayment of loans to affiliate .....................           0      155,590
    Borrowings from affiliate ...........................     164,000      650,300
                                                            ----------   ---------

    Net cash provided by financing activities ...........     153,328      714,137
                                                            ----------   ---------

NET (DECREASE) INCREASE IN CASH AND
    CASH EQUIVALENTS ....................................     (29,887)     114,843

CASH AND CASH EQUIVALENTS - Beginning of period .........      69,790       22,962
                                                            ----------   ---------

CASH AND CASH EQUIVALENTS - End of period ...............   $  39,903    $ 137,805
                                                            ==========   =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
    INFORMATION:
    Cash paid during the period for interest ............   $ 200,944    $ 219,195
                                                            ==========   =========

                                   Unaudited
                             See Accompanying Notes

                       SIERRA PACIFIC DEVELOPMENT FUND II
                             (A LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS
    ------------------------------------------------------------------------

1.    BASIS OF FINANCIAL STATEMENTS

In the opinion of the Partnership's management, these unaudited financial statements reflect all adjustments which are necessary for a fair presentation of its financial position at June 30, 1998 and results of operations and cash flows for the periods presented. All adjustments included in these statements are of a normal and recurring nature. These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Annual Report of the Partnership for the year ended December 31, 1997.

2.    RELATED PARTY TRANSACTIONS

In 1994, all of the common stock of TCP, Inc. was purchased by Finance Factors, Inc. from Carlsberg Management Company ("CMC"). TCP, Inc. owns all of the common stock of S-P Properties, Inc., the General Partner of the Partnership. CMC continued to manage the affairs of the Partnership through March 31, 1995.

Included in the financial statements for the six months ended June 30, 1998 and 1997 are affiliate transactions as follows:

                                           June 30
                                   -----------------------
                                       1998        1997
                                   -----------------------

      Management fees              $   57,338   $  44,221
      Administrative fees             103,146     121,375
      Leasing fees                     37,553     166,812
      Construction fees                16,754      50,083

3.    INVESTMENT IN UNCONSOLIDATED JOINT VENTURE

Sierra Mira Mesa Partners ("SMMP") was formed in 1985 between the Partnership and Sierra Pacific Pension Investors '84 ("SPPI'84"), an affiliate, to develop and operate the real property known as Sierra Mira Mesa, an office building, located in San Diego, California. The Partnership's initial ownership interest in SMMP was 51%; the remaining 49% was owned by SPPI'84. Effective December 31, 1996, the general partners amended the partnership agreement to allow for adjustments in the sharing ratio each year based upon the relative net contributions and distributions since inception of each general partner. At June 30, 1998 the Partnership's interest in SMMP is 33.74%; the remaining 66.26% interest is owned by SPPI'84.

                                   UNAUDITED

Sierra Pacific Development Fund II
Notes to Financial Statements
Page two

The consolidated financial statements of SMMP include the accounts of SMMP and Sorrento I Partners, a majority owned California general partnership. Summarized income statement information for SMMP for the six months ended June 30, 1998 and 1997 follows:

                                                  June 30
                                         ------------------------
                                              1998        1997
                                         ------------------------
            Rental income                $   938,391  $  955,585
            Total revenues                 1,040,153   1,040,240
            Operating expenses               378,712     368,729
            Share of unconsolidated
              joint venture loss              63,128     236,476
            Net income (loss)                 74,196    (211,922)


As of June 30, 1998, SMMP holds a 33.55% interest in Sorrento II Partners ("SIIP"), a California general partnership with Sierra Pacific Institutional Properties V formed in 1993; a 9.33% interest in Sierra Creekside Partners ("SCP"), a California general partnership with Sierra Pacific Development Fund formed in 1994; and a 34.51% interest in Sierra Vista Partners ("SVP"), a California general partnership with Sierra Pacific Development Fund III formed in 1994.

Summarized income statement information for these Partnerships, which are accounted for by SMMP under the equity method, for the six months ended June 30, 1998 and 1997 follows:

                                                 SIIP
                                         ----------------------
                                                June 30
                                         ----------------------
                                            1998       1997
                                         ----------------------

           Rental income                 $  351,384  $ 494,567
           Total revenues                   351,384    494,567
           Operating expenses               201,480    209,493
           Net loss                       (252,939)   (130,368)


                                   UNAUDITED

Sierra Pacific Development Fund II
Notes to Financial Statements
Page three


                                       SCP                   SVP
                             --------------------------------------------
                                      June 30               June 30
                             --------------------------------------------
                                  1998       1997       1998       1997
                             --------------------------------------------
Rental income                $  490,069 $  354,983   $      0  $ 376,250
Total revenues                  490,069    354,983     93,656    376,250
Operating expenses              233,868    247,305     28,715    256,843
Net (loss) income               (7,261)  (201,322)     64,941  (412,360)


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


                          SIERRA PACIFIC DEVELOPMENT FUND II
                          a Limited Partnership
                          S-P PROPERTIES, INC.
                          General Partner

Date:  AUGUST 10, 1998    /s/ THOMAS N. THURBER
                          --------------------------
                          Thomas N. Thurber
                          President and Director

Date:  AUGUST 10, 1998    /s/ G. ANTHONY EPPOLITO
                          --------------------------
                          G. Anthony Eppolito
                          Chief Accountant