Form 10-Q
period 1998-09-30
SIERRA PACIFIC DEVELOPMENT FUND II
filed 1998-11-12
CIK 719606

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                  Quarterly Report Under Section 13 or 15(d)
                    of the Securities Exchange Act of 1934


For Quarter ended                     September 30, 1998
                      ----------------------------------------------------
Commission file
number                                      0-12036
                      ----------------------------------------------------


                       SIERRA PACIFIC DEVELOPMENT FUND II
                             (A LIMITED PARTNERSHIP)


        State of California                        95-3856271
-------------------------------------  -----------------------------------
  (State or other jurisdiction of       (I.R.S. Employer Identification
   incorporation or organization)                   Number)


     5850 San Felipe, Suite 450
           Houston, Texas                            77057
-------------------------------------  -----------------------------------
  (Address of principal executive                  (Zip Code)
              offices)



Registrant's telephone
number,
including area code:                          (713) 706-6271
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

                                                                           PAGE
                                                                          NUMBER
                                                                          ------
Balance Sheets - September 30, 1998 and December 31, 1997                   4


Statements of Operations - For the Nine Months Ended September
30, 1998 and 1997 and for the Three Months Ended September 30,
1998 and 1997                                                               5

Statements of Changes in Partners' Equity - From April 29, 1983
(inception of Partnership) to December 31, 1997 and for the Nine
Months Ended September 30, 1998                                             6

Statements of Cash Flows -  For the Nine Months Ended
September 30, 1998 and 1997                                                 7

Notes to Financial Statements                                               8


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

(b)         RESULTS OF OPERATIONS

Rental income for the nine months ended September 30, 1998 increased by $371,000, or 27%, when compared to the corresponding period in the prior year, principally due to an increase in occupancy. Occupancy increased from 73% at September 30, 1997 to 97% at September 30, 1998 at 5850 San Felipe and from 85% to 97% at Sierra Southwest Pointe. Occupancy at Sierra Westlakes remained unchanged. Rental income for the three months ended September 30, 1998 increased by $148,000, or 35%, primarily due to the increased occupancy. This increase was partially offset due to the write off of rent receivable at 5850 San Felipe in the third quarter of the prior year.

Operating expenses for the nine months ended September 30, 1998 decreased by $51,000, or 5%, in comparison to the corresponding period in prior year, principally due to a decrease in legal fees. Further, property tax appeal costs incurred in the prior year resulted in a tax refund for 5850 San Felipe in 1998. The decrease in operating expenses was partially offset by an increase in utilities and management fees attributable to the increased occupancy of the properties. Operating expenses for the three months ended September 30, 1998 increased by $47,000, or 13%, primarily due to higher maintenance and repair costs and utilities.

Depreciation and amortization expenses for the nine months ended September 30, 1998 increased by $111,000, or 19%, principally due to increased depreciation and amortization on additional tenant improvements and lease costs associated with the increased occupancy.

The Partnership's share of loss from investment in SMMP was $37,000 for the nine months ended September 30, 1998 compared to $107,000 for the same period in 1997. The decrease in loss was due to its share of unconsolidated joint venture income generated by SMMP for the nine months and three months ended September 30, 1998. However, the Partnership had understated its share of unconsolidated joint venture loss in the prior year and recorded a $76,000 adjustment in the first quarter of 1998.

(c)         LIQUIDITY AND CAPITAL RESOURCES

The Partnership is in an illiquid position as of September 30, 1998 with cash and billed receivables of $45,000 compared to $608,000 of accrued and other liabilities. The Partnership's primary capital requirements will be for the construction of new tenant space. It is anticipated that these requirements will be funded from the operations of the properties and distributions from SMMP.

                       SIERRA PACIFIC DEVELOPMENT FUND II
                             (A Limited Partnership)

                                 BALANCE SHEETS
                    September 30, 1998 and December 31, 1997

--------------------------------------------------------------------------------


                                                    September 30,   December 31,
                                                         1998           1997
                                                     -----------     -----------
ASSETS

Cash and cash equivalents ......................     $    44,967     $    69,790
Receivables:
  Note, net of deferred gain of $736,271 .......       2,453,729       2,453,729
  Unbilled rent ................................         279,648         277,452
  Billed rent ..................................         133,356          78,698
  Due from affiliates ..........................         745,381         951,381
  Other receivables ............................         279,697          37,795
Income-producing properties - net of
  accumulated depreciation and valuation
  allowance of $4,372,027 and $3,855,671,
  respectively .................................      11,059,338      11,212,379
Investment in unconsolidated joint venture .....       3,376,425       3,416,664
Other assets ...................................       1,074,169         979,415
                                                     -----------     -----------

Total Assets ...................................     $19,446,710     $19,477,303
                                                     ===========     ===========

LIABILITIES AND PARTNERS' EQUITY


Accrued and other liabilities ..................     $   608,212     $   513,990
Notes payable ..................................       6,240,233       6,257,503
                                                     -----------     -----------

Total Liabilities ..............................       6,848,445       6,771,493
                                                     -----------     -----------

Partners' equity:
  General Partner ..............................               0               0
  Limited Partners:
    Class A Limited Partners:
      60,000 units authorized,
      56,674 issued and outstanding ............       8,239,711       8,310,049

    Class B Limited Partners:
      60,000 units authorized,
      29,979 issued and outstanding ............       4,358,554       4,395,761
                                                     -----------     -----------

Total Partners' equity .........................      12,598,265      12,705,810
                                                     -----------     -----------

Total Liabilities and Partners' equity .........     $19,446,710     $19,477,303
                                                     ===========     ===========

                                   UNAUDITED
                             SEE ACCOMPANYING NOTES

                       SIERRA PACIFIC DEVELOPMENT FUND II
                             (A Limited Partnership)

                            STATEMENTS OF OPERATIONS
             For the Nine Months Ended Septembere 30, 1998 and 1997
           and for the Three Months Ended September 30, 1998 and 1997
--------------------------------------------------------------------------------

                                                     Nine Months Ended           Three Months Ended
                                                       September 30,                September 30,
                                                --------------------------    --------------------------
                                                     1998           1997           1998          1997
                                                -----------    -----------    -----------    -----------
REVENUES:
  Rental income .............................   $ 1,739,891    $ 1,369,264    $   569,537    $   421,481
  Interest income ...........................       281,420        253,941         95,102         84,780
                                                -----------    -----------    -----------    -----------

                     Total revenues .........     2,021,311      1,623,205        664,639        506,261
                                                -----------    -----------    -----------    -----------

EXPENSES:
  Operating expenses ........................     1,077,146      1,127,938        412,666        365,787
  Depreciation and amortization .............       684,481        573,789        219,025        198,974
  Interest ..................................       330,633        327,508        109,976        108,651
                                                -----------    -----------    -----------    -----------

                     Total costs and expenses     2,092,260      2,029,235        741,667        673,412
                                                -----------    -----------    -----------    -----------


LOSS BEFORE PARTNERSHIP'S  SHARE
   OF UNCONSOLIDATED JOINT VENTURE
   (LOSS) INCOME ............................       (70,949)      (406,030)       (77,028)      (167,151)
                                                -----------    -----------    -----------    -----------

PARTNERSHIP'S SHARE OF UNCONSOLIDATED
   JOINT VENTURE (LOSS) INCOME ..............       (36,596)      (107,320)        14,216        (31,064)
                                                -----------    -----------    -----------    -----------

NET LOSS ....................................   $  (107,545)   $  (513,350)   $   (62,812)   $  (198,215)
                                                ===========    ===========    ===========    ===========

Net loss per limited partnership unit .......   $     (1.24)   $     (5.92)   $     (0.72)   $     (2.29)
                                                ===========    ===========    ===========    ===========

                                   UNAUDITED
                             SEE ACCOMPANYING NOTES

                       SIERRA PACIFIC DEVELOPMENT FUND II
                             (A Limited Partnership)

                    STATEMENTS OF CHANGES IN PARTNERS' EQUITY
       From April 29, 1983 (Inception of Partnership) to December 31, 1997
                and for the Nine Months Ended September 30, 1998

--------------------------------------------------------------------------------

                                                          Limited Partners                                                Total
                                         ---------------------------------------------                   General        Partners'
                                             Class A         Class B          Total        Per Unit      Partner         Equity
                                         -------------   -------------   -------------   -----------  --------------- --------------
Proceeds from sale of
  partnership units ..................   $ 14,392,000    $  7,579,000    $ 21,971,000    $   250.00                    $ 21,971,000
Underwriting commissions
  and other organization expenses ....     (1,939,045)     (1,021,124)     (2,960,169)       (33.68)                     (2,960,169)
Repurchase of 1,231 partnership
  units ..............................       (177,934)        (66,167)       (244,101)         0.06                        (244,101)
Cumulative net income
  (to December 31, 1997) .............       (279,927)       (148,668)       (428,595)   $    (4.95)   $     46,674        (381,921)
Cumulative distributions
  (to December 31, 1997) .............     (3,685,045)     (1,947,280)     (5,632,325)       (64.80)        (46,674)     (5,678,999)
                                         ------------    ------------    ------------    ----------    ------------    ------------

Partners' equity -
  January 1, 1998 ....................      8,310,049       4,395,761      12,705,810        146.63               0      12,705,810
Net loss .............................        (70,338)        (37,207)       (107,545)        (1.24)                       (107,545)
                                         ------------    ------------    ------------    ----------    ------------    ------------

Partners' equity - September 30, 1998     $ 8,239,711    $  4,358,554    $ 12,598,265     $  145.39      $        0      12,598,265
                                         ============    ============    ============    ==========    ============    ============

                                   UNAUDITED
                             SEE ACCOMPANYING NOTES

                       SIERRA PACIFIC DEVELOPMENT FUND II
                             (A Limited Partnership)

                            STATEMENTS OF CASH FLOWS
              For the Nine Months Ended September 30, 1998 and 1997

--------------------------------------------------------------------------------

                                                               1998         1997
                                                            ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss ..............................................   $(107,545)   $(513,350)
  Adjustments to reconcile net loss
  to cash provided by (used in) operating activities:
    Depreciation and amortization .......................     684,481      573,789
    Undistributed loss of unconsolidated
      joint venture .....................................      36,596      107,320
    Increase in rent receivable .........................     (56,854)     (10,058)
    Increase in other receivables .......................    (241,902)    (118,097)
    Increase in other assets ............................    (210,674)    (469,928)
    Increase in accrued and other liabilities ...........      94,222      162,949
                                                            ---------    ---------

    Net cash provided by (used in) operating activities .     198,324     (267,376)
                                                            ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Payments for property additions .....................    (411,877)    (347,630)
    Capital contributions to unconsolidated joint venture           0     (155,590)
                                                            ---------    ---------

    Net cash used in investing activities ...............    (411,877)    (503,220)
                                                            ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Cash distributions ..................................           0      (50,000)
    Principal payments on notes payable .................     (17,270)     (65,440)
    Repayment of loans to affiliate .....................           0      155,590
    Borrowings from affiliate ...........................     206,000      726,800
                                                            ---------    ---------

    Net cash provided by financing activities ...........     188,730      766,950
                                                            ---------    ---------

NET DECREASE IN CASH AND
    CASH EQUIVALENTS ....................................     (24,823)      (3,646)

CASH AND CASH EQUIVALENTS - Beginning of period .........      69,790       22,962
                                                            ---------    ---------

CASH AND CASH EQUIVALENTS - End of period ...............   $  44,967    $  19,316
                                                            =========    =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
    INFORMATION:
    Cash paid during the period for interest ............   $ 311,027    $ 342,765
                                                            =========    =========

                                   UNAUDITED
                             SEE ACCOMPANYING NOTES

                       SIERRA PACIFIC DEVELOPMENT FUND II
                             (A LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS
   ------------------------------------------------------------------------

1.    BASIS OF FINANCIAL STATEMENTS

In the opinion of the Partnership's management, these unaudited financial statements reflect all adjustments which are necessary for a fair presentation of its financial position at September 30, 1998 and results of operations and cash flows for the periods presented. All adjustments included in these statements are of a normal and recurring nature. These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Annual Report of the Partnership for the year ended December 31, 1997.

2.    RELATED PARTY TRANSACTIONS

In 1994, all of the common stock of TCP, Inc. was purchased by Finance Factors, Inc. from Carlsberg Management Company ("CMC"). TCP, Inc. owns all of the common stock of S-P Properties, Inc., the General Partner of the Partnership. CMC continued to manage the affairs of the Partnership through March 31, 1995.

Included in the financial statements for the nine months ended September 30, 1998 and 1997 are affiliate transactions as follows:

                                              September 30
                                         -----------------------
                                             1998        1997
                                         -----------------------
            Management fees              $   86,229  $   67,944
            Administrative fees             175,095     175,299
            Leasing fees                     38,295     186,640
            Construction fees                16,754      50,083

3.    INVESTMENT IN UNCONSOLIDATED JOINT VENTURE

Sierra Mira Mesa Partners ("SMMP") was formed in 1985 between the Partnership and Sierra Pacific Pension Investors '84 ("SPPI'84"), an affiliate, to develop and operate the real property known as Sierra Mira Mesa, an office building, located in San Diego, California. The Partnership's initial ownership interest in SMMP was 51%; the remaining 49% was owned by SPPI'84. Effective December 31, 1996, the general partners amended the partnership agreement to allow for adjustments in the sharing ratio each year based upon the relative net contributions and distributions since inception of each general partner. At September 30, 1998 the Partnership's interest in SMMP is 33.74%; the remaining 66.26% interest is owned by SPPI'84.

                                   UNAUDITED

Sierra Pacific Development Fund II
Notes to Financial Statements
Page two


The consolidated financial statements of SMMP include the accounts of SMMP and Sorrento I Partners, a majority owned California general partnership. Summarized income statement information for SMMP for the nine months ended September 30, 1998 and 1997 follows:

                                              September 30
                                         ------------------------
                                            1998        1997
                                         ------------------------
            Rental income                 $1,402,947  $1,436,848
            Total revenues                 1,556,950   1,566,402
            Operating expenses               571,196     537,379
            Share of unconsolidated
              joint venture loss             101,443     348,525
            Net income (loss)                116,785   (295,813)




As of September 30, 1998, SMMP holds a 33.55% interest in Sorrento II Partners ("SIIP"), a California general partnership with Sierra Pacific Institutional Properties V formed in 1993; a 9.33% interest in Sierra Creekside Partners ("SCP"), a California general partnership with Sierra Pacific Development Fund formed in 1994; and a 34.51% interest in Sierra Vista Partners ("SVP"), a California general partnership with Sierra Pacific Development Fund III formed in 1994.

Summarized income statement information for these Partnerships, which are accounted for by SMMP under the equity method, for the nine months ended September 30, 1998 and 1997 follows:

                                                 SIIP
                                         ----------------------
                                             September 30
                                         ----------------------
                                            1998       1997
                                         ----------------------
           Rental income                 $  554,735  $ 736,809
           Total revenues                   554,735    736,809
           Operating expenses               292,399    300,806
           Net loss                       (350,695)  (187,160)


                                   UNAUDITED

Sierra Pacific Development Fund II
Notes to Financial Statements
Page three

                                      SCP                   SVP
                             --------------------------------------------
                                 September 30          September 30
                             --------------------------------------------
                                1998       1997       1998       1997
                             --------------------------------------------
Rental income                $  706,189  $ 557,954   $      0  $ 566,780
Total revenues                  706,189    557,954     93,656    567,413
Operating expenses              357,587    377,391     33,075    418,057
Net (loss) income              (50,279)  (257,921)     60,581  (614,475)


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


                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report be signed on its behalf by the undersigned thereunto duly authorized.


                          SIERRA PACIFIC DEVELOPMENT FUND II
                          a Limited Partnership
                          S-P PROPERTIES, INC.
                          General Partner

Date:  NOVEMBER 10, 1998  /s/ THOMAS N. THURBER
                          --------------------------
                          Thomas N. Thurber
                          President and Director

Date:  NOVEMBER 10, 1998  /s/ G. ANTHONY EPPOLITO
                          --------------------------
                          G. Anthony Eppolito
                          Chief Accountant