Form 10-K
period 1998-12-31
SIERRA PACIFIC DEVELOPMENT FUND II
filed 1999-04-15
CIK 719606

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    Form 10-K
              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1998      Commission file number: 0-12036


                       SIERRA PACIFIC DEVELOPMENT FUND II
                       (A CALIFORNIA LIMITED PARTNERSHIP)

        State of California                              95-3856271
-------------------------------------         ---------------------------------
  (State or other jurisdiction of                       (I.R.S. Employer
   incorporation or organization)                  Identification Number)


     5850 San Felipe, Suite 450
           Houston, Texas                                  77057
-------------------------------------         ---------------------------------
  (Address of principal executive
              offices)                                   (Zip Code)



Registrant's telephone number,
including area code:                        (713) 706-6271
                              --------------------------------------------

                           5850 San Felipe, Suite 500
                              Houston, Texas 77057
------------------------------------------------------------------------------
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

                        120,000 LIMITED PARTNERSHIP UNITS

                                 Title of class

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X. No__.

                       DOCUMENTS INCORPORATED BY REFERENCE

    Annual Report to Limited Partners for the Year Ended December 31, 1998 is
                 incorporated by reference into Parts II and III

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

The Partnership's activities during the preceding five years have involved the ownership and operation of four real estate projects in Texas:


                                                                    RENTABLE
                                                                     SQUARE
             PROJECT NAME, LOCATION           TYPE OF REAL ESTATE   FOOTAGE
     ------------------------------------     -------------------   --------
      Sierra Technology Center, Austin (A)     Industrial/office     108,205
      Sierra Westlakes, San Antonio            Industrial/office      95,370
      Sierra Southwest Pointe, Houston         Industrial/warehouse  100,649
      5850 San Felipe, Houston  (B)            Office                100,465

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

In December 1994, the Partnership sold Sierra Technology Center for $6,000,000. The sale proceeds were received in cash, a note receivable from the buyer, and equity in the 5850 San Felipe property. A gain of $539,835 was recorded in 1994 with an additional gain of $736,271 deferred to subsequent years, to be recognized when the note receivable is collected.

In 1985, Sierra Mira Mesa Partners ("SMMP"), a California general partnership, was formed with Sierra Pacific Pension Investors `84 ("SPPI'84"). SMMP was initially created to develop and operate the office building known as Sierra Mira Mesa in San Diego, California. The Partnership's initial ownership interest in SMMP was 51%; the remaining 49% was owned by SPPI'84. Effective December 31, 1996, the general partners amended the partnership agreement to allow for adjustments in the sharing ratio each year based upon the relative net contributions and distributions since inception of each general partner. As a result, the sharing ratio in effect for 1997 was 45.58% for the Partnership and 54.42% for SPPI'84. In conjunction with this amendment, the general partners forgave the December 31, 1996 balances of advances due from SMMP and included these amounts as adjustments to their respective equity accounts. The sharing ratio in effect for 1998 was 33.74% for the Partnership and 66.26% for SPPI'84. On January 1, 1999 the sharing ratio will be decreased to 33.01% for the Partnership and increased to 66.99% for SPPI'84 to reflect the 1998 contributions and distributions.

SMMP also holds an 88.59% interest in Sorrento I Partners (a California general partnership with Sierra Pacific Development Fund III formed in 1993), a 33.55% interest in Sorrento II Partners (a California general partnership with Sierra Pacific Institutional Properties V formed in 1993), a 9.33% interest in Sierra Creekside Partners (a California general partnership with Sierra Pacific Development Fund formed in 1994), and a 34.51% interest in Sierra Vista Partners (a California general partnership with Sierra Pacific Development Fund III formed in 1994).

Audited financial statements of Sierra Mira Mesa Partners and Sorrento II Partners are included in the Annual Report to the Limited Partners attached as an Exhibit.

(b.) NARRATIVE DESCRIPTION OF BUSINESS. The Partnership owns and operates three projects in Texas as described above. Each of the projects is occupied by more than one tenant, the most significant of which is Sears at Sierra Westlakes. Rental income from Sears totaled $432,000, or 19%, of total 1998 rental income.

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

Operations of the Partnership through 1998 have been consistent with the intent of the original prospectus in that the Partnership has invested in real estate projects that had the potential for capital gains, preservation of capital, and providing distributable cash flow partially sheltered from Federal income tax. However, the Partnership and its real estate have been adversely affected by the Tax Reform Act of 1986, aggressive lending by banks that resulted in commercial real estate overbuilding, and subsequent severe recessions. The original intention to sell its real estate investments after a three to five year holding period has been delayed indefinitely. As of December 31, 1998, the Partnership had paid cash distributions of $64.80 for each $250 unit investment and remaining partners' equity was computed at $144.62 per unit. Thus, if the Partnership were to be liquidated at the end of 1998 at book value, each $250 investment would have returned a total of $209.42.

The General Partner's goal is to continue operating the properties until such time as rental rates return to the level necessary to support new commercial and industrial building development. At that time, the properties may be sold at prices substantially greater than current book values.

ITEM 2.      PROPERTIES

The Partnership owns three properties in Texas including one office building and two industrial buildings. The three buildings represent 296,484 square feet of rentable space. Details of the individual properties and the respective tenants/leases follow. During 1998, the Partnership owned a 33.74% interest in a fourth property - Sierra Mira Mesa, an office building in San Diego, California. The Partnership also had an indirect 29.89% interest in an industrial property known as Sorrento I in San Diego, California. Ownership interest is subject to adjustment yearly based upon the relative contributions of the partners.

5850 SAN FELIPE - HOUSTON, TEXAS

This property includes one office building comprising 100,465 rentable square feet and is 96% occupied at December 31, 1998. The average effective annual rent per square foot at December 31, 1998 is $11.36. The principal businesses carried on from the building are of the service sector - executive suites, property management, health care and governmental services.

The property is encumbered by a mortgage lien in favor of Mutual Life Insurance Company of New York with a principal balance of $3,000,000 at December 31, 1998. In March 1996, the loan was modified to reduce the interest rate on this debt to 5% from the previous 8.5% in exchange for a principal paydown of $1,002,000. The loan requires monthly, interest-only payments through April 2004, the loan maturity date. Assuming no prepayment of principal, the principal balance due at maturity will be $3,000,000. No prepayment penalty is associated with this mortgage loan.

                         SUMMARY OF SIGNIFICANT TENANTS

As of December 31, 1998, thirty tenants occupy the office building. Two tenants, an executive suite service company and health care service company, occupy more than ten percent of the rentable square footage of the building.
Details of the significant leases are as follows:

                                              PERCENT OF
                               SQUARE FEET  RENTABLE SQUARE  EFFECTIVE RENT   EFFECTIVE RENT  PERCENT OF GROSS
  TENANTS OF 5850 SAN FELIPE    OCCUPIED         FEET        PER SQUARE FOOT     PER ANNUM      ANNUAL RENT     EXPIRATION OF LEASE
------------------------------------------------------------------------------------------------------------------------------------
Third Coast Business Centers      17,502          17%            $   9.26       $  162,099           15%           December 2004
Kimberly Home Health ........     10,903          11%               10.90          118,874           11%           September 2001
Kimberly Home Health ........      1,746           2%               13.00           22,698            2%            April 2003
Tenants Occupying <10% sq ft      66,426          66%               11.95          793,922           72%              Various
                              --------------------------------------------------------------------------------
Total Rented Space ..........     96,577          96%            $  11.36       $1,097,593           100%

Vacancies ...................      3,888           4%
                              ----------------------------
Total Rentable Space ........    100,465         100%
                              ============================

Reference is made to Item 13 of Form 10-K for a further discussion of Third Coast Business Centers.

                         SUMMARY OF LEASES BY EXPIRATION

Two tenants in 5850 San Felipe are on month to month leases, the other twenty-eight tenants are on leases scheduled to expire over the next nine years as indicated in the table below.

Year of expiration ....       1999        2000        2001        2002        2003         2004          2005      2006        2007
Number of tenants .....          4           3           7           6           5            1             1         0           1
Percent of tot. tenants         13%         10%         24%         20%         17%           3%            3%        0%          3%
Tot. area (sq. feet) ..      4,943       3,855      26,204      21,777      11,719       17,502         2,197         0       6,656
Annual rent ...........   $ 55,212    $ 44,969   $ 293,142   $ 249,851   $ 159,514   $  162,099    $   29,816    $    0    $ 90,240
Per. gross annual rent           5%          4%         27%         23%         14%          15%            3%        0%          8%
Year of expiration ....          Totals
Number of tenants .....              28
Percent of tot. tenants              93%
Tot. area (sq. feet) ..          94,853
Annual rent ...........      $1,084,843
Per. gross annual rent               99%

SIERRA SOUTHWEST POINTE - HOUSTON, TEXAS

This property includes one industrial building comprising 100,649 rentable square feet and is 94% occupied at December 31, 1998. The average effective annual rent per square foot at December 31, 1998 is $5.11. The principal businesses carried on from the building are healthcare, manufacturing, retail, fitness, and church services.

The property was encumbered by a mortgage lien in favor of American General Mortgage Company with a principal balance of $1,069,837 at September 30, 1997, the loan maturity date. The mortgage bore interest at 10% and was payable in monthly installments of $14,207 through September 1997, the loan maturity date. Upon maturity of this loan, Heller Financial Corporation provided $1,300,000 secured by a mortgage lien collateralized by certain land and buildings. The new loan is due in monthly interest only payments computed at the LIBOR rate plus 300 basis points. This note matures in January 1999. The loan contains an option to convert the note to a fixed interest rate and extend the maturity date ten years from date the option is exercised. The Partnership has decided to exercise this option and is currently negotiating extension terms with the lender. Management anticipates a fixed interest rate equal to the U.S. Government Security rate plus 250 basis points with monthly interest and principal payments based on a thirty-year amotization. The obiligee of the note is Sierra Southwest Pointe, LLC.

                         Summary of Significant Tenants

Nineteen tenants occupy the building at December 31, 1998. No tenant occupies ten percent or more of the rentable square footage of the building as of December 31, 1998.


                         SUMMARY OF LEASES BY EXPIRATION

There are three month to month leases and sixteen term leases that are scheduled to expire over the next five years as indicated in the table below.

Year of expiration ......       1999        2000        2001        2002        2003      Totals
Number of tenants .......          8           3           3           0           2          16
Percent of total tenants          42%         16%         16%          0%         10%         84%
Total area (square feet)      42,590      16,892       9,796           0      11,892      81,170
Annual rent .............   $199,467    $ 91,155    $ 62,079    $      0    $ 94,490    $447,191
Percent gross annual rent         41%         19%         13%          0%         19%         92%


SIERRA WESTLAKES DEVELOPMENT - SAN ANTONIO, TEXAS

This property includes one industrial building comprising 95,370 rentable square feet and is 75% occupied at December 31, 1998. The average effective annual rent per square foot at December 31, 1998 is $8.67. The property has only two tenants whose principal businesses are distribution and manufacturing. Details of their leases follow.

The property is encumbered by a mortgage lien in favor of Westmark Commercial Mortgage Fund II with a principal balance of $1,931,204 at December 31, 1998. The mortgage bears interest at 9% and is payable in monthly installments of $16,784 through March 2006, the loan maturity date. Payments are amortized over a 300 month period with a principal balance of $1,654,784 due at maturity assuming no payment has been made on principal in advance of its due date.

                                              PERCENT OF
       TENANTS OF              SQUARE FEET  RENTABLE SQUARE  EFFECTIVE RENT   EFFECTIVE RENT  PERCENT OF GROSS
SIERRA WESTLAKES DEVELOPMENT    OCCUPIED         FEET        PER SQUARE FOOT     PER ANNUM      ANNUAL RENT     EXPIRATION OF LEASE
------------------------------------------------------------------------------------------------------------------------------------
Sears .......................     45,935          48%         $      9.40         $431,789           70%            December 2007
Felco Office Systems ........     25,357          27%                7.35          186,323           30%            February 2001
                              ---------------------------------------------------------------------------
Total Rented Space ..........     71,292          75%         $      8.67         $618,112          100%

Vacancies ...................     24,078          25%
                              -----------------------
Total Rentable Space ........     95,370         100%
                              =======================

DEPRECIABLE PROPERTY Reference is made to Schedule III of Form 10-K.

REAL ESTATE TAXES

                                      Real Estate
                                      Tax as % of     1998 Real
                                       Assessed       Estate Tax
Property                                 Value        Obligation
-----------------------------------------------------------------

o 5850 San Felipe
    Houston, Texas ...............       2.84%        $106,804

o Sierra Southwest Pointe
   Houston, Texas ................       3.01%        $ 66,943

o Sierra Westlake Development
   San Antonio, Texas ............       2.84%        $ 88,876


INSURANCE

In the opinion of management, the properties are adequately covered by insurance.

SIERRA MIRA MESA - SAN DIEGO, CALIFORNIA

Sierra Mira Mesa office building consists of 89,560 rentable square feet and is 100% occupied at December 31, 1998. The principal business carried on from the building is insurance. The average effective annual rent per square foot at December 31, 1998 is $19.51.

                         SUMMARY OF SIGNIFICANT TENANTS

Only one of the five tenants occupies ten percent or more of the rentable square footage of the building. The principal business of this significant tenant is insurance. Details of this significant tenant and its lease follow:

                                              PERCENT OF
                               SQUARE FEET  RENTABLE SQUARE  EFFECTIVE RENT   EFFECTIVE RENT  PERCENT OF GROSS
         TENANTS                OCCUPIED         FEET        PER SQUARE FOOT     PER ANNUM      ANNUAL RENT     EXPIRATION OF LEASE
------------------------------------------------------------------------------------------------------------------------------------
State Comp. Insurance Fund ..     74,567          83%         $     19.79       $1,475,948           85%            February 2003
Tenants Occupying <10% sq ft      14,888          17%               18.07          269,099           15%            Various
                              ---------------------------------------------------------------------------
Total Rented Space ..........     89,455         100%         $     19.51       $1,745,047          100%

Vacancies ...................        105           0%
                              -----------------------
Total Rentable Space ........     89,560         100%
                              =======================

                         SUMMARY OF LEASES BY EXPIRATION

The Property's five tenants have leases scheduled to expire over the next ten years as scheduled below.

Year of expiration ....         1999          2000          2001          2002          2003          2004          2005
Number of tenants .....            1             0             1             0             1             1             0
Percent of tot. tenants           20%            0%           20%            0%           20%           20%            0%
Tot. area (square feet)        2,651             0           762             0        74,567         4,762             0
Annual rent ...........   $   40,607    $        0    $   12,000    $        0    $1,475,948    $   61,745    $        0
Per. gross annual rent             2%            0%            1%            0%           84%            4%            0%
Year of expiration ....         2006          2007          2008        Totals
Number of tenants .....            0             0             1             5
Percent of tot. tenants            0%            0%           20%          100%
Tot. area (square feet)            0             0         6,713        89,455
Annual rent ...........   $        0    $        0    $  154,747    $1,745,047
Per. gross annual rent             0%            0%            9%          100%

                              DEPRECIABLE PROPERTY

                   Sierra Mira Mesa, San Diego, California
                 Office Building - Income-Producing Property

                                                        TENANT
                           LAND        BUILDINGS      IMPROVEMENTS      TOTAL
                        -------------------------------------------------------
Historical Cost & Tax
Basis ...............   $ 2,480,940   $ 6,234,452    $   581,373    $ 9,296,765

Accumulated
Depreciation ........          --      (2,389,205)      (245,027)    (2,634,232)
                        -------------------------------------------------------

Net Carrying Value ..   $ 2,480,940   $ 3,845,247    $   336,346    $ 6,662,533
                        =======================================================

Depreciation Method..   Not Applicable Straight-line  Straight-line
Depreciable Life ....   Not Applicable  5-30 Years     1-10 Years


REAL ESTATE TAXES The real estate tax obligation for 1998 is approximately 1.12% of the assessed value or $71,184.

INSURANCE         In the opinion of management, the property is adequately
                  covered by insurance.

ENCUMBRANCES      The property is  encumbered  by a mortgage  lien in favor of
                  Lincoln National Life Insurance Company with a principal balance of $4,802,191 at December 31, 1998. The mortgage bears interest at 7.74%. Monthly principal and interest payments of $51,739 are due through maturity at October 2010. The note is subject to prepayment penalties of approximately 1% of the outstanding principal balance between months 25 and 177 of the loan term. No prepayment is allowed during the first two years of the loan and no prepayment penalty will be imposed if prepayment occurs in the final three months of the loan term.


SORRENTO I - SAN DIEGO, CALIFORNIA

Sorrento I is an industrial building with 43,100 square feet of rentable space. One tenant began leasing the entire 43,100 rentable square feet of Sorrento I in 1996. Rental income of $23,636 per month is recognized under this lease, which expires in April 2003. The effective annual rent per square foot at December 31, 1998 is $6.58. The principal business of the tenant is research and development in the communications sector.

                              DEPRECIABLE PROPERTY

                        Sorrento I, San Diego, California
                 Office Building - Income-Producing Property

                                                        TENANT
                            LAND        BUILDINGS    IMPROVEMENTS      TOTAL
                        -------------------------------------------------------
Historical Cost & Tax
Basis ...............   $ 1,305,518   $ 1,342,683    $   329,299    $ 2,977,500

Accumulated
Depreciation ........          --        (526,906)      (112,833)      (639,739)
                        -------------------------------------------------------
Net Carrying Value ..   $ 1,305,518   $   815,777    $   216,466    $ 2,337,761
                        =======================================================

Depreciation Method..   Not Applicable Straight-line  Straight-line
Depreciable Life ....   Not Applicable  10-30 Years    7-10 Years

REAL ESTATE TAXES The real estate tax obligation for 1998 is approximately 1.12% of the assessed value or $29,144.

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

                  A modification agreement was entered into on September 30, 1997. The interest rate remained fixed at 9.34% through October 1998, at which time the rate converted to the one-year treasury rate plus 375 basis points (9.06% at December 31, 1998). The principal of the note on the effective date was $635,479 and is amortized over a 210-month term until maturity in March 2015. Current payments are $6,048 per month, principal and interest inclusive. The loan balance as of December 31, 1998 was $616,223.

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


ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

                                     PART II


ITEM 5.      MARKET FOR THE REGISTRANT'S PARTNERS' EQUITY AND RELATED MATTERS

As of December 31, 1998, the number of security holders is as follows:

                                                         NUMBER OF
                                                NUMBER    RECORD
                                               OF UNITS   HOLDERS
                                               --------  ---------
              Limited Partners:
                  Class A Units ........         56,674      3,039
                  Class B Units ........         29,979        794


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

The Partnership paid cash distributions of $0, $.58 and $3.46 per limited partnership unit during the years ended December 31, 1998, 1997 and 1996, respectively. There are no contractual or other restrictions on the Partnership's ability to make such distributions.


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

Overview:

The following discussion should be read in conjunction with the Selected Financial Data and the Partnership's Consolidated Financial Statements and Notes thereto incorporated by reference to the Annual Report to the Limited Partners attached as an Exhibit. As of December 31, 1998, the Partnership owns three properties, Sierra Westlakes, Sierra Southwest Pointe and 5850 San Felipe. The Partnership sold its interest in the Sierra Technology property on December 31, 1994. In addition, the Partnership holds a 33.74% interest in Sierra Mira Mesa Partners ("SMMP"). SMMP owns an office building - Sierra Mira Mesa in San Diego, California.

Results of Operations:

COMPARISON OF YEAR ENDED DECEMBER 31, 1998 TO YEAR ENDED DECEMBER 31, 1997.

Rental income increased $457,000, or 25%, primarily as a result of near maximum occupancy at 5850 San Felipe. Occupancy at the building has risen over the past two years from 72% at December 31, 1996 to 96% at December 31, 1998. Occupancy at Sierra Southwest Pointe and Sierra Westlakes remained comparable between the two years. The increase in rental income is also attributable to increased rental rates at the buildings. The weighted-average effective annual rent per square foot, on an accrual basis, increased from $10.86 to $11.36 at 5850 San Felipe and from $4.48 to $5.11 at Sierra Southwest Pointe during 1998. Rental rates at Sierra Westlakes remained comparable.

Total operating expenses increased by $133,000, or 6%, when compared to the prior year. Depreciation and amortization increased primarily as a result of depreciation and amortization expenses on additional tenant improvements and lease costs associated with the increased occupancy at 5850 San Felipe. The increase in occupancy also resulted in higher utilities and management fees. In addition, property taxes were higher principally due to an increase in the assessed value of 5850 San Felipe. The increase in total operating expenses was partially offset by a decrease in legal fees. The Partnership incurred higher legal fees in 1997 defending litigation against the Partnership.

The Partnership recorded a $15,000 loss in 1998 from its investment in SMMP. SMMP generated income for the year ended December 31, 1998, however the Partnership had understated its share of unconsolidated joint venture loss in the prior year and recorded a $76,000 adjustment in the first quarter of 1998. In 1997, the Partnership recorded a $285,000 loss from investment in SMMP. The loss generated by SMMP in 1997 was primarily the result of its share of loss from its joint venture partner, Sierra Vista Partners ("SVP"). SVP sold the Sierra Vista property in October 1997 and recorded a $968,000 loss from property disposition.

COMPARISON OF YEAR ENDED DECEMBER 31, 1997 TO YEAR ENDED DECEMBER 31, 1996.

Rental income increased $62,000, or 4%, primarily as a result of increased occupancy at 5850 San Felipe during the fourth quarter. Occupancy at the building increased from 72% at December 31, 1996 to 87% at December 31, 1997. Further, the weighted-average effective annual rent per square foot, on an accrual basis, increased from $10.33 to $10.86 at 5850 San Felipe and from $4.21 to $4.48 at Sierra Southwest Pointe during 1997. The increase in occupancy and rental rates was partially offset by the write off of rent receivable at 5850 San Felipe in August 1997. Occupancy at Sierra Southwest Pointe and Sierra Westlakes remained comparable between the two years.

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

Liquidity and Capital Resources:

The Partnership generated cash from operations of $242,000 during 1998. In 1998, the Partnership paid $417,000 for property additions and $109,000 for leasing commissions. The Partnership's joint venture, SMMP, made net distributions of $203,000 to assist with the funding of these expenditures.

In September 1997, the mortgage note on the Sierra Southwest Pointe property with a principal balance of $1,070,000 matured. A new lender funded a $1,300,000 loan to the Partnership. The new loan, which matures in January 1999, requires monthly interest-only payments computed at the LIBOR rate plus 300 basis points. The loan contains an option to convert the note to a fixed interest rate and extend the maturity date ten years from the date the option is exercised. The Partnership has decided to exercise this option and is currently negotiating extension terms with the lender. Management anticipates a fixed interest rate equal to the U.S. Government Security rate plus 250 basis points with monthly principal and interest payments based on a thirty-year amortization. The loan is secured by a trust deed on the Sierra Southwest Pointe property.

The Partnership is in an illiquid position at December 31, 1998 with cash and current receivables of $158,000 and current liabilities of $489,000.

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

YEAR 2000 COMPLIANCE

The Year 2000 Compliance issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Partnership's computer programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities. As a result, many companies' software and computer systems may need to be upgraded or replaced in order to comply with Year 2000 requirements.

The Partnership employs a property management company to manage, operate and lease the property. The management company believes it will be ready for the Year 2000 date change by the end of 1999. The impact of Year 2000 non-compliance by other third parties cannot accurately be gauged.

The total cost to the Partnership of activities associated with Year 2000 Compliance is not anticipated to be material to its financial position or results of operations in any given year. In January 1999, the Partnership began utilizing a new software program to maintain books and records. The new software program is Year 2000 compliant.

The total amount of potential risk that would be reasonably likely to result from Year 2000 failures cannot presently be estimated. In the event the Partnership does not properly identify Year 2000 issues in a timely manner, there can be no assurance that Year 2000 issues will not materially affect the Partnership's results.

The Partnership's contingency plan should systems fail due to the Year 2000 date change is to temporarily convert to a manual system. The Partnership believes it could temporarily operate on a manual system without adversely impacting operations.

The preceding Year 2000 discussion contains various forward-looking statements which represent the Partnership's beliefs or expectations regarding future events. All forward-looking statements involve a number of risks and uncertainties that could cause the actual results to differ materially from projected results.

ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following financial statements and independent auditors' report are incorporated by reference to the Annual Report to the Limited Partners attached as an Exhibit.

1.  Independent Auditors' Report

2.  Consolidated Balance Sheets - December 31, 1998 and 1997

3. Consolidated Statements of Operations - for the years ended December 31, 1998, 1997 and 1996

4. Consolidated Statements of Changes in Partners' Equity - for the years ended December 31, 1998, 1997 and 1996

5. Consolidated Statements of Cash Flows - for the years ended December 31, 1998, 1997 and 1996

6.  Notes to Consolidated Financial Statements

7. Consolidated Balance Sheets of Sierra Mira Mesa Partners as of December 31, 1998 and 1997 and Statement of Operations, Changes in General Partners' Equity and Cash Flows for each of the three years in the period ended December 31, 1998 and Independent Auditors' Report

8. Balance Sheets of Sorrento II Partners as of December 31, 1998 and 1997 and Statement of Operations, Changes in General Partners' Equity and Cash Flows for each of the three years in the period ended December 31, 1998 and Independent Auditors' Report


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None

                                    PART III

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

The Registrant is a California Limited Partnership and has no officers or directors.

S-P Properties, Inc., a California corporation, is the General Partner of the Registrant. In December 1994, Finance Factors, Inc., a subsidiary of CGS Real Estate Company, Inc., purchased the common stock of TCP, Inc. TCP, Inc. owns all of the common stock of S-P Properties, Inc. In July 1995, Finance Factors, Inc. merged with Bancor Real Estate Company, Inc., another subsidiary of CGS Real Estate Company, Inc. CGS Real Estate Company, Inc. and its affiliates are engaged in real estate management, leasing, ownership, and sales. The companies own or manage more than ten million square feet of commercial real estate in Texas, Arizona, Colorado, Missouri, California and the Carolinas.


The executive officers and directors of S-P Properties, Inc. are:



                                                                                   APPROXIMATE
NAME                        POSITION                                AGE           TIME IN OFFICE
-------------------------------------------------------------------------------------------------
Thomas N. Thurber      President and Director                       48              4 years

Dawson L.  Davenport   Vice President                               43              4 years

Steven M. Speier       Secretary/Treasurer and Director             48              4 years

William J. Carden      Assistant Secretary/Treasurer and Director   54              4 years

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

None


ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Partnership pays a management fee of 5% of the gross rental income collected from the properties to American Spectrum Real Estate Services, Inc. (ASRE), formerly Banc Commercial Texas. These fees for the year ended December 31, 1998 were $118,976. Bancor Real Estate Company, Inc. (Bancor) provides services to the Partnership such as accounting, legal, data processing and similar services and is entitled to reimbursement for expenses incurred to provide such services. Amounts so reimbursed totaled $252,201 during the year ended December 31, 1998. Additionally, the Partnership reimbursed Bancor for construction supervision costs in the amount of $16,754 during the year ended December 31, 1998. In consideration for services rendered with respect to initial leasing of Partnership properties, ASRE and Bancor are paid initial leasing costs. For the year ended December 31, 1998, a total of $49,811 was paid for initial leasing costs. Bancor and ASRE are both wholly owned subsidiaries of CGS Real Estate Company, Inc. William J. Carden, an officer and director of S-P Properties, Inc., the General Partner of the Partnership, owns 50% of CGS Real Estate Company, Inc.

During 1993, the Partnership loaned funds to Carlsberg Management Company, Inc., a former affiliate of the General Partner, in the form of unsecured demand notes. Interest was paid at rates approximately 100 basis points above certificate of deposit rates established by major commercial banks. The loans reached a maximum of $1,100,000 during 1993 and were reduced to $1,000,000 at December 31, 1993. The loans were reduced to $812,000 at December 31, 1994 and the interest rate was fixed at 6%. The loan was assumed by Finance Factors, Inc. with the sale of the outstanding stock of TCP, Inc. in December 1994. In July 1995, Finance Factors, Inc. merged with Bancor Real Estate Company, Inc., who assumed the note. In 1998 and 1997, interest receivable of $54,078 and $89,298 was added to the principal balance of the note. The principal balance outstanding at December 31, 1998 is $956,376. Both Finance Factors, Inc. and Bancor Real Estate Company, Inc. are wholly owned subsidiaries of CGS Real Estate Company, Inc.

Bancor Real Estate Company, Inc., dba Third Coast Business Centers, leases 17,502 square feet of 5850 San Felipe, a property of the Partnership. In addition, ASRE began leasing 5,339 square feet of 5850 San Felipe in January 1998. The terms of the leases are consistent with the current market conditions for office space in the area of the property. The Partnership recognized rental income of $219,760 during the year ended December 31, 1998 related to these leases.

On December 30, 1994, the Sierra Technology property with a historical cost basis of $3,849,228 was sold for $6,000,000 ($3,100,000 cash down-payment and $2,900,000 trust deed note) to Texas DVM, Inc. The original note called for monthly interest only payments and bore interest of 10% per annum until December 31, 1997, when the entire indebtedness was due in full. In 1997, the maturity date was extended to December 31, 1998 and interest receivable of $290,000 was added to the principal balance. In 1998, the maturity date was extended to December 31, 1999 and interest receivable of $319,000 was added to the principal balance of the note. All other terms of the original note remained unchanged. The principal balance outstanding at December 31, 1998 is $3,509,000. CGS Real Estate Company, Inc. owns Texas DVM, Inc.

                                     PART IV

ITEM 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

A.   EXHIBITS

  1. Annual Report to the Limited Partners

  2. Exhibit Number 27 - Selected Financial Data

B.   FINANCIAL STATEMENT SCHEDULES

     The following financial statement schedules and the report of the independent auditors thereon are included herein:

  1. Schedule II - Valuation and Qualifying Accounts and Reserves - for the years ended December 31, 1998, 1997 and 1996

  2. Schedule III - Real Estate and Accumulated Depreciation - December 31, 1998


  All other financial statement schedules are omitted as they either are not required or are not applicable, or the required information is set forth in the financial statements and notes thereto.


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



                                     SIERRA PACIFIC DEVELOPMENT FUND II
                                     a California Limited Partnership
                                     S-P PROPERTIES, INC.
                                     General Partner


Date:  March 19, 1999                /s/ THOMAS N. THURBER
       ----------------------------  --------------------------------------
                                     Thomas N. Thurber
                                     President and Director


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



Date:  March 19, 1999                /s/ THOMAS N. THURBER
       ----------------------------  --------------------------------------
                                     Thomas N. Thurber
                                     President and Director
                                     S-P Properties, Inc.



Date:  March 19, 1999                /s/ WILLIAM J. CARDEN
       ----------------------------  --------------------------------------
                                     William J. Carden
                                     Assistant Secretary/Treasurer and Director
                                     S-P Properties, Inc.



Date:  March 19, 1999                /s/ G. ANTHONY EPPOLITO
       ----------------------------  --------------------------------------
                                     G. Anthony Eppolito
                                     Chief Accountant
                                     S-P Properties, Inc.

INDEPENDENT AUDITORS' REPORT ON FINANCIAL STATEMENT SCHEDULES

To the Partners of
Sierra Pacific Development Fund II


We have audited the consolidated financial statements of Sierra Pacific Development Fund II and subsidiary, a California limited partnership, (the "Partnership") as of December 31, 1998 and 1997, and for each of the three years in the period ended December 31, 1998 and have issued our report thereon dated March 12, 1999. Such consolidated financial statements and reports are included in your 1998 Annual Report to the Limited Partners and are incorporated herein by reference. Our audits also included the financial statement schedules of Sierra Pacific Development Fund II, listed in Item 14. These financial statement schedules are the responsibility of the Partnership's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.



DELOITTE & TOUCHE LLP

Houston, Texas
March 12, 1999

                             SCHEDULE II - FORM 10-K
                SIERRA PACIFIC DEVELOPMENT FUND II AND SUBSIDIARY
                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
              For the Years Ended December 31, 1998, 1997 and 1996
--------------------------------------------------------------------------------

                                                                      INCOME -
                                                                      PRODUCING
                                                                      PROPERTIES
                                                                      ----------
Allowance for loss - January 1, 1996 .............................    $  450,000

  Provision charged to costs
     and expenses (1) ............................................             0
                                                                      ----------

Allowance for loss - December 31, 1996 ...........................       450,000

  Provision charged to costs
     and expenses (1) ............................................             0
                                                                      ----------

Allowance for Loss - December 31, 1997 ...........................       450,000

Provision charged to costs
     and expenses (1) ............................................             0
                                                                      ----------

Allowance for loss - December 31, 1998 ...........................    $  450,000
                                                                      ==========

(1) See Notes 1 and 4 to consolidated financial statements incorporated by reference to the Annual Report to the Limited Partners attached as an Exhibit.

                            SCHEDULE III - FORM 10-K

                SIERRA PACIFIC DEVELOPMENT FUND II AND SUBSIDIARY
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                                DECEMBER 31, 1998

------------------------------------------------------------------------------------------------------------------------------
                                                   INITIAL COST           IMPROVEMENTS            GROSS AMOUNT AT
                                                 TO PARTNERSHIP (1)       CAPITALIZED     WHICH CARRIED AT CLOSE OF PERIOD
                                             -------------------------                 ---------------------------------------
                                   ENCUMB-                   IMPROVE-    AFTER ACQUIS-                 IMPROVE-      TOTAL
DESCRIPTION                        RANCES        LAND         MENTS         ITION (2)      LAND         MENTS       (3)(4)(5)
                               -----------------------------------------------------------------------------------------------
OFFICE/INDUSTRIAL BUILDINGS
  INCOME -PRODUCING:
5850 San Felipe
  Houston, Texas ...........   $ 3,000,000   $ 1,950,000   $ 2,806,932   $ 2,098,298   $ 1,950,000   $ 4,878,821   $ 6,828,821

Sierra Southwest Pointe
  Houston, Texas ...........     1,300,000       570,124     2,279,488       449,629       570,124     2,545,607     3,115,731

Sierra Westlakes Development
  Houston, Texas ...........     1,931,204     1,743,622      --           3,748,667     1,743,622     2,328,788     4,072,410
                               -----------------------------------------------------------------------------------------------
TOTAL ......................   $ 6,231,204   $ 4,263,746   $ 5,086,420   $ 6,296,594   $ 4,263,746   $ 9,753,216   $14,016,962
                               ===============================================================================================



                               ACCUMULATED           DATE         DATE    DEPRECIATION
DESCRIPTION                    DEPRECIATION(5)    CONSTRUCTED   ACQUIRED      LIFE
                               --------------------------------------------------------
OFFICE/INDUSTRIAL BUILDINGS
  INCOME -PRODUCING:
5850 San Felipe
  Houston, Texas ...........    $ 1,015,858         3/77          12/94      1-30 yrs.
Sierra Southwest Pointe
  Houston, Texas ...........        668,342         8/72          7/91       2-30 yrs.
Sierra Westlakes Development
  Houston, Texas ...........        983,458         10/85         8/84       1-30 yrs.
                                -----------
TOTAL ......................    $ 2,667,658
                                ===========

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

(5) Reconciliation of total real estate carrying value and accumulated depreciation for the three years ended December 31, 1998 is as follows:

                                             TOTAL REAL ESTATE   ACCUMULATED
                                              CARRYING VALUE     DEPRECIATION
                                              ---------------   ---------------
Balance - January 1, 1996 ..................  $    13,691,618   $     2,341,220
   Additions during the year ...............          848,511           542,460
   Write off fully depreciated assets ......         (111,525)         (111,525)
                                              ---------------   ---------------
Balance - December 31, 1996 ................       14,428,604         2,772,155
   Additions during the year ...............          676,666           670,736
   Write off fully depreciated assets ......          (37,220)          (37,220)
                                              ---------------   ---------------
Balance - December 31, 1997 ................       15,068,050         3,405,671
    Additions during the year ..............          416,813           729,887
    Write off fully depreciated assets .....       (1,467,901)       (1,467,901)
                                              ---------------   ---------------
Balance - December 31, 1998 ................  $    14,016,962   $     2,667,658
                                              ===============   ===============

                SIERRA PACIFIC DEVELOPMENT FUND II AND SUBSIDIARY
                       (A California Limited Partnership)

                             SELECTED FINANCIAL DATA
          For the Years Ended December 31, 1998,1997,1996,1995 and 1994

The following table sets forth certain selected historical financial data of the Partnership. The selected operating and financial position data as of and for each of the five years ended December 31, 1998 have been derived from the audited financial statements of the Partnership. This information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and Notes thereto which are incorporated by reference to the Annual Report to the Limited Partners attached as an Exhibit.

                                                       1998             1997             1996             1995             1994
                                                   ------------     ------------     ------------     ------------     ------------
REVENUES ......................................    $  2,673,328     $  2,179,772     $  2,128,491     $  2,081,670     $  1,842,321

OPERATING EXPENSES:
  Total .......................................       2,392,838        2,259,482        2,025,153        1,835,944        1,976,381
  Per dollar of revenues ......................            0.90             1.04             0.95             0.88             1.07
INTEREST EXPENSE:
  Total .......................................         439,499          435,818          464,880          461,567          126,173
  Per dollar of revenues ......................            0.16             0.20             0.22             0.22             0.07
NET (LOSS) INCOME FROM
  CONTINUING OPERATIONS:
  Total .......................................        (173,921)        (800,406)        (548,350)        (523,440)         157,470
  General Partner .............................               0                0                0                0           25,998
  Limited Partners ............................        (173,921)        (800,406)        (548,350)        (523,440)         131,472
  Per Unit (1) ................................           (2.01)           (9.24)           (6.32)           (6.04)            1.52
CASH PROVIDED BY (USED IN)
  OPERATING ACTIVITIES ........................         241,502         (672,814)         401,092         (841,813)       1,038,686

CASH (USED IN) PROVIDED BY
  INVESTING ACTIVITIES ........................        (213,813)         611,134         (848,511)        (374,172)       1,435,165

CASH (USED IN) PROVIDED BY
  FINANCING ACTIVITIES ........................         (26,299)         108,508          267,418         (122,354)      (1,096,914)

TOTAL ASSETS ..................................      19,342,914       19,477,303       20,229,858       19,676,261       20,948,592

PARTNERS' EQUITY:
  Total .......................................      12,531,889       12,705,810       13,556,216       14,055,860       14,779,300
  General Partner .............................               0                0                0                0                0
  Limited Partners
    Class A ...................................       8,196,299        8,310,049        8,866,234        9,193,008        9,666,163
    Class B ...................................       4,335,590        4,395,761        4,689,982        4,862,852        5,113,137
LIMITED PARTNERS' EQUITY - PER UNIT (1) .......          144.62           146.63           156.45           162.21           170.56
NOTE RECEIVABLE ...............................       2,772,729        2,453,729        2,163,729        2,163,729        2,163,729
INCOME-PRODUCING PROPERTIES:
  Number ......................................               3                3                3                3                3
  Cost ........................................      14,016,962       15,068,050       14,428,604       13,691,618       13,288,847
  Less: Accumulated depreciation ..............      (2,667,658)      (3,405,671)      (2,772,155)      (2,341,220)      (1,895,469)
           Valuation allowance ................        (450,000)        (450,000)        (450,000)        (450,000)        (450,000)
  Net book value ..............................      10,899,304       11,212,379       11,206,449       10,900,398       10,943,378
INVESTMENT IN UNCONSOLIDATED
  JOINT VENTURE ...............................       3,193,894        3,416,664        4,838,609        4,681,570        5,035,779
NOTES PAYABLE - Related to income-
  producing property ..........................       6,231,204        6,257,503        6,098,994        5,185,902        5,248,256
DISTRIBUTIONS PER UNIT (1): ...................               0             0.58             3.46             2.31            14.00

(1)The net income (loss), limited partners' equity and distributions per unit are based upon the limited partnership units outstanding at the end of the year, 56,674 Class A and 29,979 Class B in all years. The cumulative distributions per limited partnership unit from inception to December 31, 1998 equal $64.80.

INDEPENDENT AUDITORS' REPORT

To the Partners of
Sierra Pacific Development Fund II

We have audited the accompanying consolidated balance sheets of Sierra Pacific Development Fund II and subsidiary, a California limited partnership, (the "Partnership") as of December 31, 1998 and 1997, and the related consolidated statements of operations, changes in partners' equity and cash flows for each of the three years in the period ended December 31, 1998. These consolidated financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sierra Pacific Development Fund II and subsidiary as of December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles.

The accompanying 1998 financial statements have been prepared assuming that the Partnership will continue as a going concern. As described in Note 6 to the financial statements, a mortgage note payable in the amount of $1,300,000 matured in January 1999. The Partnership's difficulty in generating sufficient cash flow to meet its obligations raises substantial doubt about the Partnership's ability to continue as a going concern. Management's plan concerning this matter is described in Note 6. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

DELOITTE & TOUCHE LLP

Houston, Texas
March 12, 1999

                SIERRA PACIFIC DEVELOPMENT FUND II AND SUBSIDIARY
                       (A California Limited Partnership)

                           CONSOLIDATED BALANCE SHEETS
                           December 31, 1998 and 1997

--------------------------------------------------------------------------------

                                                                                             DECEMBER 31, 1998     DECEMBER 31, 1997
                                                                                             -----------------     -----------------
ASSETS

Cash and cash equivalents ..............................................................     $          71,180     $          69,790
Receivables:
   Note, net of deferred gain of
    $736,271 (Notes 3 and 4) ...........................................................             2,772,729             2,453,729
   Unbilled rent (Notes 1 and 4) .......................................................               277,328               277,452
   Billed rent (Note 1) ................................................................                79,259                78,698
   Due from affiliates (Note 3) ........................................................             1,005,459               951,381
   Accounts receivable .................................................................                 7,946                37,795
Income-producing properties - net of
  accumulated depreciation and
  valuation allowance of $3,117,658 in 1998
  and $3,855,671 in 1997 (Notes 1, 4 and 6) ............................................            10,899,304            11,212,379
Investment in unconsolidated joint venture
  (Notes 1 and 5) ......................................................................             3,193,894             3,416,664
Other assets (Notes 1, 2 and 3) ........................................................             1,035,815               979,415

                                                                                             -----------------     -----------------
Total Assets ...........................................................................     $      19,342,914     $      19,477,303
                                                                                             =================     =================
LIABILITIES AND PARTNERS' EQUITY

Accrued and other liabilities (Note 2) .................................................     $         579,821     $         513,990
Notes payable (Note 6) .................................................................             6,231,204             6,257,503
                                                                                             -----------------     -----------------
Total Liabilities ......................................................................             6,811,025             6,771,493
                                                                                             -----------------     -----------------
Partners' equity (Notes 1 and 7):
  General Partner ......................................................................                     0                     0
  Limited Partners:
    Class A Limited Partners:
      60,000 units authorized,
      56,674 issued and outstanding ....................................................             8,196,299             8,310,049

    Class B Limited Partners:
      60,000 units authorized,
      29,979 issued and outstanding ....................................................             4,335,590             4,395,761
                                                                                             -----------------     -----------------
Total Partners' equity .................................................................            12,531,889            12,705,810
                                                                                             -----------------     -----------------
Total Liabilities and Partners' equity .................................................     $      19,342,914     $      19,477,303
                                                                                             =================     =================

                             See Accompanying Notes

                SIERRA PACIFIC DEVELOPMENT FUND II AND SUBSIDIARY
                       (A California Limited Partnership)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
              For the Years Ended December 31, 1998, 1997 and 1996
--------------------------------------------------------------------------------

                                                                                1998                  1997                  1996
                                                                            -----------           -----------           -----------
REVENUES:
  Rental income (Note 1) .........................................          $ 2,297,908           $ 1,841,050           $ 1,778,871
  Interest income (Note 3) .......................................              375,420               338,722               349,620
                                                                            -----------           -----------           -----------
     Total revenues ..............................................            2,673,328             2,179,772             2,128,491
                                                                            -----------           -----------           -----------
EXPENSES:
Operating expenses:
    Depreciation and amortization ................................              890,846               786,905               632,513
    Property taxes and insurance .................................              343,864               311,475               334,132
    Administrative fees (Note 3) .................................              244,116               216,177               224,760
    Maintenance and repairs ......................................              293,874               295,358               279,797
    Utilities ....................................................              215,449               173,500               181,227
    Management fees (Note 3) .....................................              118,976                93,168                90,250
    Legal and accounting .........................................              130,252               215,138               141,929
    General and administrative ...................................               36,549                53,955                37,108
    Salaries and payroll taxes ...................................               36,000                36,000                36,000
    Renting expenses .............................................               13,761                23,333                13,599
    Other operating expenses .....................................               69,151                54,473                53,838
                                                                            -----------           -----------           -----------
     Total operating expenses ....................................            2,392,838             2,259,482             2,025,153

Interest .........................................................              439,499               435,818               464,880
                                                                            -----------           -----------           -----------
     Total expenses ..............................................            2,832,337             2,695,300             2,490,033
                                                                            -----------           -----------           -----------
LOSS BEFORE PARTNERSHIP'S SHARE OF
   UNCONSOLIDATED JOINT VENTURE LOSS .............................             (159,009)             (515,528)             (361,542)
                                                                            -----------           -----------           -----------
PARTNERSHIP'S SHARE OF UNCONSOLIDATED
   JOINT VENTURE LOSS FROM CONTINUING
   OPERATIONS (Note 5) ...........................................              (14,912)             (284,878)             (186,808)

PARTNERSHIP'S SHARE OF UNCONSOLIDATED
   JOINT VENTURE EXTRAORDINARY GAIN (Note 5) .....................                    0                     0               348,706
                                                                            -----------           -----------           -----------
NET LOSS .........................................................          $  (173,921)          $  (800,406)          $  (199,644)
                                                                            ===========           ===========           ===========
Per limited partnership unit (Note 1):
   Loss before extraordinary gain ................................          $     (2.01)          $     (9.24)          $     (6.32)
   Extraordinary gain ............................................                    0                     0                  4.02
                                                                            -----------           -----------           -----------
Net loss .........................................................          $     (2.01)          $     (9.24)          $     (2.30)
                                                                            ===========           ===========           ===========

                             See Accompanying Notes

                SIERRA PACIFIC DEVELOPMENT FUND II AND SUBSIDIARY
                       (A California Limited Partnership)

             CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' EQUITY
              For the Years Ended December 31, 1998, 1997 and 1996
--------------------------------------------------------------------------------

                                                          LIMITED PARTNERS                                               TOTAL
                                             --------------------------------------------                 GENERAL       PARTNERS'
                                               CLASS A         CLASS B          TOTAL       PER UNIT      PARTNER        EQUITY
                                             ------------    ------------    ------------   --------    ------------   ------------
Partners' equity -
  January 1, 1996 ........................   $  9,193,008    $  4,862,852    $ 14,055,860   $ 162.21    $          0   $ 14,055,860
Net loss .................................       (130,574)        (69,070)       (199,644)     (2.30)                      (199,644)
Distributions ............................       (196,200)       (103,800)       (300,000)     (3.46)                      (300,000)
                                             ------------    ------------    ------------   --------    ------------   ------------
Partners' equity -
   December 31, 1996 .....................      8,866,234       4,689,982      13,556,216     156.45               0     13,556,216
Net loss .................................       (523,493)       (276,913)       (800,406)     (9.24)                      (800,406)
Distributions ............................        (32,692)        (17,308)        (50,000)     (0.58)                       (50,000)
                                             ------------    ------------    ------------   --------    ------------   ------------
Partners' equity -
  December 31, 1997 ......................      8,310,049       4,395,761      12,705,810     146.63               0     12,705,810
Net loss .................................       (113,750)        (60,171)       (173,921)     (2.01)                      (173,921)
                                             ------------    ------------    ------------   --------    ------------   ------------
Partners' equity -
   December 31, 1998 .....................   $  8,196,299    $  4,335,590    $ 12,531,889   $ 144.62    $          0   $ 12,531,889
                                             ============    ============    ============   ========    ============   ============

                             See Accompanying Notes

                SIERRA PACIFIC DEVELOPMENT FUND II AND SUBSIDIARY
                       (A California Limited Partnership)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              For the Years Ended December 31, 1998, 1997 and 1996
--------------------------------------------------------------------------------

                                                                                   1998                1997                1996
                                                                                -----------         -----------         -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss .............................................................        $  (173,921)        $  (800,406)        $  (199,644)
  Adjustments to reconcile net loss to cash
  provided by (used in) operating activities:
    Depreciation and amortization ......................................            890,846             786,905             632,513
    Undistributed loss (income) of unconsolidated
      joint venture ....................................................             14,912             284,878            (161,898)
    (Increase) decrease in rent receivable .............................               (437)              3,526              47,374
    Increase in other receivables ......................................           (343,229)           (240,672)            (58,879)
    Increase in other assets ...........................................           (212,500)           (646,387)           (138,523)
    Increase (decrease) in accrued and other liabilities ...............             65,831             (60,658)            280,149
                                                                                -----------         -----------         -----------
    Net cash provided by (used in) operating activities ................            241,502            (672,814)            401,092
                                                                                -----------         -----------         -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Payments for property additions ......................................           (416,813)           (676,666)           (848,511)
  Capital contributions to unconsolidated joint venture ................             (8,490)           (293,000)                  0
  Distributions from unconsolidated joint venture ......................            211,490           1,580,800                   0
                                                                                -----------         -----------         -----------
     Net cash (used in) provided by investing activities ...............           (213,813)            611,134            (848,511)
                                                                                -----------         -----------         -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Loan to affiliates ...................................................                  0                   0            (205,674)
  Borrowings from affiliates ...........................................                  0                   0             349,900
  Repayments of borrowings from affiliates .............................                  0                   0            (489,900)
  Cash distributions ...................................................                  0             (50,000)           (300,000)
  Funding of note payable secured by property ..........................                  0           1,300,000           2,000,000
  Principal payments on notes payable ..................................            (26,299)         (1,141,492)         (1,086,908)
                                                                                -----------         -----------         -----------
      Net cash (used in) provided by financing activities ..............            (26,299)            108,508             267,418
                                                                                -----------         -----------         -----------
NET INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS .................................................              1,390              46,828            (180,001)

CASH AND CASH EQUIVALENTS - Beginning of year ..........................             69,790              22,962             202,963
                                                                                -----------         -----------         -----------
CASH AND CASH EQUIVALENTS - End of  year ...............................        $    71,180         $    69,790         $    22,962
                                                                                ===========         ===========         ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION:
  Cash paid during the year for interest ...............................        $   443,823         $   455,666         $   466,407
                                                                                ===========         ===========         ===========

In 1998, $373,078 of interest receivable was added to the principal balance of the notes receivable from affiliates. In 1997, $379,298 of interest receivable was added to the principal balance of the notes receivable from affiliates. These transactions are noncash items not reflected in the above statement of cash flows.

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

In 1985 Sierra Mira Mesa Partners ("SMMP"), a California general partnership was formed between the Partnership and Sierra Pacific Pension Investors `84 (SPPI'84). SMMP was initially created to develop and operate the office building known as Sierra Mira Mesa in San Diego, California. The Partnership's initial ownership interest in SMMP was 51%; the remaining 49% was owned by SPPI'84. Effective December 31, 1996, the general partners amended the partnership agreement to allow for adjustments in the sharing ratio each year based upon the relative net contributions and distributions since inception of each general partner. As a result, the sharing ratio in effect for 1997 was 45.58% for the Partnership and 54.42% for SPPI'84. In conjunction with this amendment, the general partners forgave the December 31, 1996 balances of advances due from SMMP and included these amounts as adjustments to their respective equity accounts. The sharing ratio in effect for 1998 was 33.74% for the Partnership and 66.26% for SPPI'84. On January 1, 1999 the sharing ratio will be decreased to 33.01% for the Partnership and increased to 66.99% for SPPI'84 to reflect the 1998 contributions and distributions.

SMMP also holds an 88.59% interest in Sorrento I Partners (a California general partnership with Sierra Pacific Development Fund III formed in 1993), a 33.55% interest in Sorrento II Partners (a California general partnership with Sierra Pacific Institutional Properties V formed in 1993), a 9.33% interest in Sierra Creekside Partners (a California general partnership with Sierra Pacific Development Fund formed in 1994), and a 34.51% interest in Sierra Vista Partners (a California general partnership with Sierra Pacific Development Fund III formed in 1994).

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

The financial instruments of the Partnership at December 31, 1998 and 1997 consist of cash and cash equivalents, receivables, due from affiliates, accounts payable and notes payable. The fair value of cash and cash equivalents, receivables and accounts payable approximates the carrying value due to the short term nature of these items. In the opinion of management, the estimated fair value of the notes payable, based on market rates at December 31, 1998, is $5,757,000. Management does not fair value the amounts due from affiliates due to the related party nature of these receivables.

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

Expenditures for repairs and maintenance are charged against income as incurred. Improvements and major renewals are capitalized. Costs and the related accumulated depreciation of assets sold or retired are removed from the accounts in the year of disposal or when fully depreciated and any resulting gain or loss is reflected in income.

Prior to 1995, the Partnership assessed impairment of income-producing properties based upon appraised values and established provisions for impairment where appraisals indicated other than temporary declines in value. Effective January 1, 1995, the Partnership implemented Statement of Financial Accounting Standards No. 121, "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" (the "Statement"). The Partnership regularly evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Future cash flows are estimated and compared to the carrying amount of the asset to determine if an impairment has occurred. If the sum of the expected future cash flows is less than the carrying amount of the asset, the Partnership shall recognize an impairment loss in accordance with the Statement. No such impairments have been recognized by the Partnership since 1995.

Sierra Pacific Development Fund II and subsidiary
Notes to Consolidated Financial Statements
Page three


Because the determination of fair value is based upon projections of future economic events such as property occupancy rates, rental rates, operating cost inflation and market capitalization rates which are inherently subjective, the amounts ultimately realized at disposition may differ materially from the net carrying value as of December 31, 1998. The cash flows used to determine fair value and net realizable value are based on good faith estimates and assumptions developed by management. Unanticipated events and circumstances may occur and some assumptions may not materialize; therefore, actual results may vary from the estimates and the variances may be material. The Partnership may provide additional write-downs which could be material in subsequent years if real estate markets or local economic conditions change.

INVESTMENT IN UNCONSOLIDATED JOINT VENTURE

The investment in unconsolidated joint venture is stated at cost and is adjusted for the Partnerships' share in earnings or losses and cash contributions to or distributions from the joint venture (equity method).

OTHER ASSETS

Deferred leasing costs represent costs incurred to lease properties and are amortized over the life of the related lease using the straight line method of accounting.

Deferred loan costs represent costs incurred to obtain financing and are amortized over the life of the related loan using the straight line method of accounting.

RENTAL INCOME AND RENT RECEIVABLE

Rental income is recognized on the straight-line method over the term of the related operating lease in accordance with the provisions of Statement of Financial Accounting Standards No. 13, "Accounting for Leases".

Rent receivable consists of (a) unbilled rent - the difference between rent recognized on the straight-line method and actual cash due; and (b) billed rent rent due but not yet received.

CALCULATION OF EQUITY AND NET INCOME (LOSS) PER LIMITED PARTNERSHIP UNIT

Equity and net income (loss) per limited partnership unit are determined by dividing the Limited Partners' equity and net income (loss) by the number of limited partnership units outstanding, 56,674 Class A and 29,979 Class B.

RECENT ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income" and SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." These SFAS's, which are effective for the Partnership's fiscal year ending December 31, 1998, establish additional disclosure requirements but do not affect the measurement of the results of operations. During the periods presented, the Partnership did not have any items of comprehensive income. The adoption of SFAS No. 131 had no effect on the Partnership's financial statements as the Partnership operates in only one segment, the acquisition, development and operation of commercial real estate.

Sierra Pacific Development Fund II and subsidiary
Notes to Consolidated Financial Statements
Page four


2.  DETAILS OF CERTAIN BALANCE SHEET ACCOUNTS

Additional information regarding certain balance sheet accounts, at December 31, 1998 and 1997 is as follows:

                                                            1998         1997
                                                         ----------   ----------
Other assets:
   Prepaid expenses ..................................   $   20,192   $   20,192
   Deferred loan costs, net of accumulated
      amortization of $25,859 in 1998 and $11,617
      in 1997 ........................................      117,044      111,467
   Deferred leasing costs, net of
      accumulated amortization of $259,518 in 1998
      and $381,317 in 1997 ...........................      605,302      637,667
   Tax impounds ......................................      111,533       30,686
   Reserves ..........................................      171,454      169,113
   Deposits ..........................................       10,290       10,290
                                                         ----------   ----------
                                                         $1,035,815   $  979,415
                                                         ==========   ==========
Accrued and other liabilities:
   Accounts payable ..................................   $  231,525   $  326,284
   Security deposits .................................       90,891       83,475
   Accrued expenses ..................................      225,264       87,407
   Unearned rental income ............................       19,641            0
   Interest payable ..................................       12,500       16,824
                                                         ----------   ----------
                                                         $  579,821   $  513,990
                                                         ==========   ==========


3. GENERAL PARTNER AND RELATED PARTY TRANSACTIONS

An affiliate of the General Partner receives a management fee of 5% of the gross rental income collected from the properties. Management fees paid to affiliates for the years ended December 31, 1998, 1997 and 1996 were $118,976, $93,168 and $90,250, respectively.

An affiliate of the General Partner is entitled to reimbursement for expenses incurred by the affiliate for services provided to the Partnership such as accounting, legal, data processing and similar services. The affiliate was reimbursed $252,201, $232,399 and $224,760 for such services for the years ended December 31, 1998, 1997 and 1996, respectively. The Partnership reimbursed the affiliate for construction supervision costs incurred by the affiliate. For the years ended December 31, 1998, 1997 and 1996 the affiliate received $16,754, $50,083 and $43,257, respectively, for tenant improvements supervisory costs.

In consideration for services rendered with respect to initial leasing of Partnership properties, affiliates of the General Partner are paid initial leasing costs. For the years ended December 31, 1998, 1997 and 1996 these fees amounted to $49,811, $225,240 and $59,021, respectively, and were recorded as deferred leasing costs.

Sierra Pacific Development Fund II and subsidiary
Notes to Consolidated Financial Statements
Page five


During 1993, the Partnership loaned funds to a former affiliate of the General Partner in the form of demand notes. Interest was paid at rates approximately 100 basis points above certificate of deposit rates established by major commercial banks. The loans reached a maximum of $1,100,000. The loans were reduced to $812,000 at December 31, 1994 and the interest rate was fixed at 6%. In 1998 and 1997, interest receivable of $54,078 and $89,298 was added to the principal balance of the note. Interest income of $54,078, $48,720, and $48,853 was recognized in 1998, 1997, and 1996, respectively, related to this note. The balance outstanding at December 31, 1998 is $955,376. The note is guaranteed by the owners of CGS Real Estate Company, Inc.

Two affiliates of the General Partner lease a total of 22,841 square feet of 5850 San Felipe, a property of the Partnership. The terms of the leases are consistent with the current market conditions for office space in the area of the property. During the years ended December 31, 1998, 1997, and 1996, the Partnership recognized rental income of $219,760, $162,099, and $162,099 related to these leases.

As further described in Note 4, in 1994 the Partnership sold a property to an affiliate of the General Partner for cash of $3,100,000 and a $2,900,000 trust deed note. The original note called for monthly interest only payments and bore interest of 10% per annum until December 1997, when the entire indebtedness was due in full. In 1997, the maturity date was extended to December 31, 1998 and interest receivable of $290,000 was added to the principal balance of the note. In 1998, the maturity date was extended to December 31, 1999 and interest receivable of $319,000 was added to the principal balance of the note. All other terms of the original note remained unchanged. During the years ended December 31, 1998, 1997, and 1996, the Partnership recognized interest income of $319,000, $290,000, and $290,000 related to this note. The December 31, 1998 principal balance was $3,509,000. The note is secured by a second lien on the property and management believes the collateral has sufficient value to recover the Partnership's net investment in the note after satisfaction of the first lien holder.

In 1996, the Partnership made a short-term, non-interest bearing loan to Sierra Mira Mesa Partners in the amount of $155,590. This loan was forgiven and reclassed to investment in Sierra Mira Mesa Partners (See Note 1).

During 1996, the Partnership made a non-interest bearing advance to an affiliate in the amount of $50,083. Repayment is expected in 1999.


4. INCOME-PRODUCING PROPERTIES

At December 31, 1998 and 1997 the total cost and accumulated depreciation of the properties are as follows:


                                                  1998                 1997
                                              ------------         ------------

Land .................................        $  4,263,746         $  4,263,746
Building and improvements ............           9,753,216           10,804,304
                                              ------------         ------------
   Total .............................          14,016,962           15,068,050

Accumulated depreciation .............          (2,667,658)          (3,405,671)
Valuation allowance ..................            (450,000)            (450,000)
                                              ------------         ------------
   Net ...............................        $ 10,899,304         $ 11,212,379
                                              ============         ============

During 1998 and 1997, the Partnership removed $1,467,901 and $37,220, respectively, from its buildings and improvements and related accumulated depreciation accounts for fully depreciated property.

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

Future minimum base rental income, under the existing operating leases for the properties, to be recognized on a straight-line basis and amounts to be received on a cash basis are as follows:

                                            STRAIGHT-LINE        CASH
 YEAR ENDING DECEMBER 31,                       BASIS            BASIS
 ------------------------                   -------------      ----------
          1999 ........................     $   2,093,704      $2,130,870
          2000 ........................         1,907,513       1,969,327
          2001 ........................         1,500,399       1,555,426
          2002 ........................         1,090,527       1,129,033
          2003 ........................           808,854         854,520
         Thereafter ...................         2,274,930       2,314,079
                                            -------------      ----------
           Total ......................     $   9,675,927      $9,953,255
                                            =============      ==========

Approximately 19% of 1998 rental revenues were generated from a Sears, Roebuck and Company telemarketing division for warranty sales.

Sierra Pacific Development Fund II and subsidiary
Notes to Consolidated Financial Statements
Page seven


5. INVESTMENT IN UNCONSOLIDATED JOINT VENTURE

Sierra Mira Mesa Partners ("SMMP"), a California general partnership, was formed in 1985 between the Partnership and Sierra Pacific Pension Investors `84, an affiliate, to develop and operate the real property known as Sierra Mira Mesa, an office building, located in San Diego, California. The property contains 89,560 square feet and is 100% leased at December 31, 1998. At December 31, 1998 the Partnership's interest in SMMP is 33.74%; the remaining 66.26% interest was owned by Sierra Pacific Pension Investors `84.


The Partnership's investment in SMMP as of December 31, 1998 and 1997 is comprised of the following:

                                                       1998              1997
                                                    ----------        ----------

Equity interest ............................        $3,044,004        $3,261,917
Investment advisory and other
  fees, less accumulated
  amortization of $58,302 and
  $53,444 in 1998 and 1997,
  respectively .............................           149,890           154,747
                                                    ----------        ----------
Investment in unconsolidated
   joint venture ...........................        $3,193,894        $3,416,664
                                                    ==========        ==========

The consolidated financial statements of SMMP include the accounts of SMMP and Sorrento I Partners, a majority owned California general partnership for the years ended December 31, 1998 and 1997. The condensed balance sheets at December 31, 1998 and 1997, and the condensed statements of operations for the years ended December 31, 1998, 1997 and 1996 for SMMP are as follows:

Sierra Pacific Development Fund II and subsidiary
Notes to Consolidated Financial Statements
Page eight


                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                     DECEMBER 31,         DECEMBER 31,
                                                        1998                 1997
                                                   -----------------    -----------------
ASSETS

Cash and cash equivalents ......................   $          14,064    $         244,408
Rent receivable ................................           1,226,156            1,287,009
Due from affiliates ............................           2,233,158            2,030,577
Income-producing property, net
   of accumulated depreciation .................           9,000,294            9,086,805
Investment in unconsolidated
   joint ventures ..............................           1,640,460            1,793,770
Other assets ...................................             897,993              831,350
                                                   -----------------    -----------------
Total Assets ...................................   $      15,012,125    $      15,273,919
                                                   =================    =================
LIABILITIES AND GENERAL PARTNERS' EQUITY

Accrued and other liabilities ..................   $         251,990    $          68,765
Notes payable ..................................           5,418,414            5,673,052
                                                   -----------------    -----------------
Total Liabilities ..............................           5,670,404            5,741,817
                                                   -----------------    -----------------
Minority interest in joint venture .............            (332,996)            (333,783)
                                                   -----------------    -----------------
General Partners' equity .......................           9,674,717            9,865,885
                                                   -----------------    -----------------
Total Liabilities and General Partners' equity .   $      15,012,125    $      15,273,919
                                                   =================    =================

Sierra Pacific Development Fund II and subsidiary
Notes to Consolidated Financial Statements
Page nine


                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                  FOR THE YEAR ENDED DECEMBER 31,
                                            -----------------------------------------
                                                1998           1997           1996
                                            -----------    -----------    -----------
Revenues:
   Rental income ........................   $ 1,883,630    $ 1,919,582    $ 1,808,673
   Other income .........................       205,781        184,168        178,726
                                            -----------    -----------    -----------
              Total revenues ............     2,089,411      2,103,750      1,987,399
                                            -----------    -----------    -----------
Expenses:
   Operating expenses ...................       754,978        742,548        728,593
   Depreciation and amortization ........       581,956        825,911        813,359
   Interest .............................       438,711        463,804        559,759
                                            -----------    -----------    -----------
              Total expenses ............     1,775,645      2,032,263      2,101,711
                                            -----------    -----------    -----------
Income (loss) before
Partnership's share of unconsolidated
    joint venture losses ................       313,766         71,487       (114,312)
Partnership's share of unconsolidated
    joint venture losses ................      (131,897)      (855,349)      (354,765)
                                            -----------    -----------    -----------
Income (loss) before extraordinary gain .       181,869       (783,862)      (469,077)

Extraordinary gain ......................             0              0      1,200,381
                                            -----------    -----------    -----------
Income (loss) before minority interest's
    share of consolidated joint venture
    (income) loss .......................       181,869       (783,862)       731,304
                                            -----------    -----------    -----------
Minority interest's share of consolidated
    joint venture (income) loss from
    continuing operations ...............          (787)        (7,906)       102,787

Minority interest's share of consolidated
    joint venture extraordinary gain ....             0              0       (516,644)
                                            -----------    -----------    -----------
Net income (loss) .......................   $   181,082    $  (791,768)   $   317,447
                                            ===========    ===========    ===========

As of December 31, 1998, SMMP also holds a 33.55% interest in Sorrento II Partners (a California general partnership with Sierra Pacific Institutional Properties V formed in 1993), a 9.33% interest in Sierra Creekside Partners (a California general partnership with Sierra Pacific Development Fund formed in
1994), and a 34.51% interest in Sierra Vista Partners (a California general partnership with Sierra Pacific Development Fund III formed in 1994).

Sierra Pacific Development Fund II and subsidiary
Notes to Consolidated Financial Statements
Page ten


The following is a summary of aggregated financial information for all investments owned by SMMP which are accounted for under the equity method:

                      CONDENSED COMBINED BALANCE SHEETS


                                                     DECEMBER 31,   DECEMBER 31,
                                                        1998           1997
                                                     ------------   ------------
ASSETS

Cash and cash equivalents .......................... $     85,792   $    122,997
Rent receivable ....................................      542,527        549,240
Due from affiliates ................................       47,666         47,666
Income-producing property,
  net of accumulated depreciation ..................    8,343,438      8,610,352
Other assets .......................................    1,320,667      1,339,407
                                                     ------------   ------------
Total Assets ....................................... $ 10,340,090   $ 10,669,662
                                                     ============   ============
LIABILITIES AND GENERAL PARTNERS' EQUITY

Accrued and other liabilities ...................... $    520,646   $    325,087
Note payable .......................................    1,720,324      1,763,420
                                                     ------------   ------------
Total Liabilities ..................................    2,240,970      2,088,507
                                                     ------------   ------------
Ground lessors' equity in income-producing property     3,000,000      3,000,000
                                                     ------------   ------------
General Partners' equity ...........................    5,099,120      5,581,155
                                                     ------------   ------------

Total Liabilities and General Partners' equity ..... $ 10,340,090   $ 10,669,662
                                                     ============   ============

Sierra Pacific Development Fund II and subsidiary
Notes to Consolidated Financial Statements
Page eleven

                   CONDENSED COMBINED STATEMENTS OF OPERATIONS

                                       FOR THE YEAR ENDED DECEMBER 31,
                                   -----------------------------------------
                                      1998            1997           1996
                                   -----------    -----------    -----------
Revenues:
   Rental income ...............   $ 1,734,403    $ 2,294,859    $ 2,474,335
   Other income ................        93,668          9,698         13,968
                                   -----------    -----------    -----------
      Total revenues ...........     1,828,071      2,304,557      2,488,303
                                   -----------    -----------    -----------
Expenses:
   Operating expenses ..........     1,302,968      1,755,826      1,788,643
   Depreciation and amortization       829,081      1,321,177      1,461,571
   Interest ....................       156,636        459,763        427,967
                                   -----------    -----------    -----------
      Total expenses ...........     2,288,685      3,536,766      3,678,181
                                   -----------    -----------    -----------
Loss before loss from property
   disposition .................      (460,614)    (1,232,209)    (1,189,878)

Loss from property disposition .             0       (967,764)             0
                                   -----------    -----------    -----------
Net Loss .......................   $  (460,614)   $(2,199,973)   $(1,189,878)
                                   ===========    ===========    ===========

Reference is made to the audited financial statements of Sierra Mira Mesa Partners and Sorrento II Partners included herein.

Sierra Pacific Development Fund II and subsidiary
Notes to Consolidated Financial Statements
Page twelve

6. NOTES PAYABLE

At December 31, 1998 and 1997, notes payable consisted of the following:

                                                             1998        1997
                                                          ----------  ----------

Mortgage note payable, due in monthly interest only
payments at LIBOR rate + 300 basis points collateralized
by certain land and buildings. This loan matures in
January 1999. The loan contains an option to convert the
note to a fixed interest rate and extend the maturity
date ten years from the date the option is exercised ...
The Partnership has decided to exercise this option and
is currently negotiating extension terms with the
lender. Management anticipates a fixed interest rate
equal to the U.S. Government Security rate plus 250
basis points with monthly principal and interest
payments based on a thirty-year amortization ...........  $1,300,000  $1,300,000

Mortgage note payable, due in monthly interest only
payments at 5%, collateralized by certain land and
buildings. This note matures in April 2004  ............   3,000,000   3,000,000

Mortgage note payable, due in monthly installments with
interest at 9%, collateralized by certain land and
buildings. This note matures in March 2006  ............   1,931,204   1,957,503
                                                          ----------  ----------
                                                          $6,231,204  $6,257,503
                                                          ==========  ==========


The Partnership is exposed to interest rate fluctuations on $1,300,000 of variable debt on December 31, 1998.

Annual maturities of notes payable as of December 31, 1998, are: $1,326,269 in 1999; $31,231 in 2000; $34,160 in 2001; $37,365 in 2002; $40,870 in 2003; and
$4,761,309 thereafter.


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

                   SIERRA MIRA MESA PARTNERS AND SUBSIDIARY
                      (A CALIFORNIA GENERAL PARTNERSHIP)


 CONSOLIDATED BALANCE SHEETS AS OF DECEMBER 31, 1998 AND 1997 AND STATEMENTS OF
   OPERATIONS, CHANGES IN GENERAL PARTNERS' EQUITY AND CASH FLOWS FOR EACH OF
      THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 1998 AND
                          INDEPENDENT AUDITORS' REPORT

INDEPENDENT AUDITORS' REPORT

To the Partners of
Sierra Mira Mesa Partners


We have audited the accompanying consolidated balance sheets of Sierra Mira Mesa Partners and subsidiary, a California general partnership, (the "Partnership") as of December 31, 1998 and 1997, and the related consolidated statements of operations, changes in general partners' equity and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sierra Mira Mesa Partners and subsidiary as of December 31, 1998 and 1997, and the results of its operations and cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles.



DELOITTE & TOUCHE LLP

Houston, Texas
March 12, 1999

                    SIERRA MIRA MESA PARTNERS AND SUBSIDIARY
                       (A California General Partnership)

                           CONSOLIDATED BALANCE SHEETS
                           December 31, 1998 and 1997

                                                 DECEMBER 31,    DECEMBER 31,
                                                    1998             1997
                                                 ------------    ------------
ASSETS

Cash and cash equivalents ....................   $     14,064    $    244,408
Receivables:
   Unbilled rent (Notes 1 and 4) .............      1,226,156       1,274,906
   Billed rent (Note 1) ......................              0          12,103
Due from affiliates, net (Note 3) ............      2,233,158       2,030,577
Income-producing property - net of accumulated
   depreciation of $3,273,970 in 1998 and
   $4,625,842 in 1997 (Notes 1, 4 and 6) .....      9,000,294       9,086,805
Investment in unconsolidated
   joint ventures (Notes 1 and 5) ............      1,640,460       1,793,770
Other assets (Notes 1, 2 and 3) ..............        897,993         831,350
                                                 ------------    ------------
Total Assets .................................   $ 15,012,125    $ 15,273,919
                                                 ============    ============
LIABILITIES AND GENERAL PARTNERS' EQUITY

Accrued and other liabilities (Note 2) .......   $    251,990    $     68,765
Notes payable (Note 6) .......................      5,418,414       5,673,052
                                                 ------------    ------------
Total Liabilities ............................      5,670,404       5,741,817
                                                 ------------    ------------
Minority interest in consolidated
   joint venture (Note 1) ....................       (332,996)       (333,783)

General Partners' equity (Note 1) ............      9,674,717       9,865,885
                                                 ------------    ------------
Total Liabilities and General Partners' equity   $ 15,012,125    $ 15,273,919
                                                 ============    ============

                             See Accompanying Notes

                    SIERRA MIRA MESA PARTNERS AND SUBSIDIARY
                       (A California General Partnership)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
              For the Years Ended December 31, 1998, 1997 and 1996

                                               1998           1997           1996
                                            -----------    -----------    -----------
Revenues:
   Rental income (Note 1) ...............   $ 1,883,630    $ 1,919,582    $ 1,808,673
   Interest income ......................       205,781        174,764        178,726
   Other income .........................             0          9,404              0
                                            -----------    -----------    -----------
        Total revenues ..................     2,089,411      2,103,750      1,987,399
                                            -----------    -----------    -----------
Expenses:
   Operating expenses:
   Depreciation and amortization ........       581,956        825,911        813,359
   Property taxes and insurance .........        97,781         92,347         53,587
   Administrative fees (Note 3) .........       111,206        104,580        101,142
   Maintenance and repairs ..............       240,965        228,890        262,271
   Management fees (Note 3) .............       109,725        101,558         93,780
   Utilities ............................       135,077        138,203        138,443
   Legal and accounting .................        27,657         47,242         42,011
   General and administrative ...........         7,443         12,677          4,484
   Renting expenses .....................             0            309          5,128
   Other operating expenses .............        25,124         16,742         27,747
                                            -----------    -----------    -----------
Total operating expenses ................     1,336,934      1,568,459      1,541,952

   Interest .............................       438,711        463,804        559,759
                                            -----------    -----------    -----------
        Total expenses ..................     1,775,645      2,032,263      2,101,711
                                            -----------    -----------    -----------
INCOME (LOSS) BEFORE PARTNERSHIP'S SHARE
   OF UNCONSOLIDATED JOINT VENTURE LOSSES       313,766         71,487       (114,312)
                                            -----------    -----------    -----------
PARTNERSHIP'S SHARE OF UNCONSOLIDATED
   JOINT VENTURE LOSSES (Note 5) ........      (131,897)      (855,349)      (354,765)
                                            -----------    -----------    -----------
INCOME (LOSS) BEFORE EXTRAORDINARY GAIN .       181,869       (783,862)      (469,077)

EXTRAORDINARY GAIN ON EXTINGUISHMENT
   OF DEBT (Note 6) .....................             0              0      1,200,381
                                            -----------    -----------    -----------
INCOME (LOSS) BEFORE MINORITY INTEREST'S
   SHARE OF CONSOLIDATED JOINT VENTURE
   (INCOME) LOSS ........................       181,869       (783,862)       731,304
                                            -----------    -----------    -----------
MINORITY INTEREST'S SHARE OF CONSOLIDATED
   JOINT VENTURE (INCOME) LOSS FROM
   CONTINUING OPERATIONS ................          (787)        (7,906)       102,787

MINORITY INTEREST'S SHARE OF CONSOLIDATED
   JOINT VENTURE EXTRAORDINARY GAIN .....             0              0       (516,644)
                                            -----------    -----------    -----------
NET INCOME (LOSS) .......................   $   181,082    $  (791,768)   $   317,447
                                            ===========    ===========    ===========

                             See Accompanying Notes

                    SIERRA MIRA MESA PARTNERS AND SUBSIDIARY
                       (A California General Partnership)

         CONSOLIDATED STATEMENTS OF CHANGES IN GENERAL PARTNERS' EQUITY
              For the Years Ended December 31, 1998, 1997 and 1996

                                                          GENERAL PARTNERS
                                               -----------------------------------------------
                                               SIERRA PACIFIC    SIERRA PACIFIC
                                                DEVELOPMENT         PENSION
                                                  FUND II        INVESTORS '84        TOTAL
                                               --------------    --------------    -----------
General Partners' equity - January 1, 1996 .   $    4,517,107    $    4,339,966    $ 8,857,073
Net income .................................          161,898           155,549        317,447
                                               --------------    --------------    -----------
General Partners' equity - December 31, 1996        4,679,005         4,495,515      9,174,520
Transfer of advances .......................          155,590         1,311,300      1,466,890
Net loss ...................................         (284,878)         (506,890)      (791,768)
Contributions ..............................          293,000         1,551,843      1,844,843
Distributions ..............................       (1,580,800)         (247,800)    (1,828,600)
                                               --------------    --------------    -----------
General Partners' equity - December 31, 1997        3,261,917         6,603,968      9,865,885
Net income (loss) ..........................          (14,912)          195,994        181,082
Contributions ..............................            8,490            42,000         50,490
Distributions ..............................         (211,490)         (211,250)      (422,740)
                                               --------------    --------------    -----------
General Partners' equity - December 31, 1998   $    3,044,005    $    6,630,712    $ 9,674,717
                                               ==============    ==============    ===========

                             See Accompanying Notes

                    SIERRA MIRA MESA PARTNERS AND SUBSIDIARY
                       (A California General Partnership)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              For the Years Ended December 31, 1998, 1997 and 1996

                                                              1998           1997           1996
                                                           -----------    -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss) ....................................   $   181,082    $  (791,768)   $   317,447
  Adjustments to reconcile net income (loss)
  to cash provided by operating activities:
    Depreciation and amortization ......................       581,956        825,911        813,359
    Gain from extinguishment of debt ...................             0              0     (1,200,381)
    Undistributed losses of
      unconsolidated joint ventures ....................       131,897        855,349        354,765
    Minority interest in consolidated
       joint venture income ............................           787          7,906        413,857
    Decrease (increase) in rent receivable .............        60,853       (100,191)      (164,870)
    Increase in due from affiliates ....................      (202,581)      (168,779)       (70,286)
    (Increase) decrease in other assets ................      (215,974)        55,566       (293,798)
    Increase (decrease) in accrued and other liabilities       183,225        (35,663)        12,579
                                                           -----------    -----------    -----------
  Net cash provided by operating activities ............       721,245        648,331        182,672
                                                           -----------    -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Payments for property additions ....................      (346,113)      (231,484)      (745,134)
    Capital contributions to
      unconsolidated joint ventures ....................      (350,900)    (2,315,041)      (824,400)
    Distributions received from unconsolidated
      joint ventures ...................................       372,312      2,439,098        731,500
                                                           -----------    -----------    -----------
  Net cash used in investing activities ................      (324,701)      (107,427)      (838,034)
                                                           -----------    -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Loans to affiliates ................................             0              0         (4,771)
    Repayments of loans to affiliates ..................             0              0        142,801
    Borrowings from affiliates .........................             0              0        166,890
    Capital contributions from General Partners ........        50,490      1,844,843              0
    Cash distributions .................................      (422,740)    (1,828,600)             0
    Principal payments on notes payable ................      (254,638)      (339,460)      (992,832)
                                                           -----------    -----------    -----------
  Net cash used in financing activities ................      (626,888)      (323,217)      (687,912)
                                                           -----------    -----------    -----------
NET (DECREASE) INCREASE IN CASH
   AND CASH EQUIVALENTS ................................      (230,344)       217,687     (1,343,274)

CASH AND CASH EQUIVALENTS - Beginning of year ..........       244,408         26,721      1,369,995
                                                           -----------    -----------    -----------
CASH AND CASH EQUIVALENTS - End of year ................   $    14,064    $   244,408    $    26,721
                                                           ===========    ===========    ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the year for interest ...............   $   439,756    $   470,608    $   580,906
                                                           ===========    ===========    ===========

In 1998, $202,581 of interest receivable was added to the principal balance of the note receivable from affiliate. In 1997, $338,020 of interest receivable was added to the principal balance of the note receivable from affiliate. These transactions are noncash items not reflected in the above statement of cash flows.

                             See Accompanying Notes

                   SIERRA MIRA MESA PARTNERS AND SUBSIDIARY
                      (A CALIFORNIA GENERAL PARTNERSHIP)

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

------------------------------------------------------------------------------

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

Sierra Mira Mesa Partners ("SMMP"), a California general partnership, was formed in 1985 between Sierra Pacific Development Fund II ("SPDFII") and Sierra Pacific Pension Investors '84 ("SPPI'84") to develop and operate the real property known as Sierra Mira Mesa, an office building, located in San Diego, California. The property contains 89,560 square feet and is 100% leased at December 31, 1998.

Per the terms of the partnership agreement, SPDFII and SPPI'84 shared in earnings, contributions and distributions in a ratio of 51% to 49%, respectively. Effective December 31, 1996, the general partners amended the partnership agreement to allow for adjustments in the sharing ratio each year based upon the relative net contributions and distributions since inception of each general partner. As a result, the sharing ratio in effect for 1997 was 45.58% for SPDFII and 54.42% for SPPI'84. In conjunction with this amendment, the general partners forgave the December 31, 1996 balances of advances due from SMMP and included these amounts as adjustments to their respective equity accounts. The sharing ratio in effect for 1998 was 33.74% for SPDFII and 66.26% for SPPI'84. On January 1, 1999, the sharing ratio will be decreased to 33.01% for SPDF II and increased to 66.99% for SPPI'84 to reflect the 1998 contributions and distributions.

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

The consolidated financial statements of SMMP include the accounts of SMMP and Sorrento I Partners, a majority owned joint venture as of December 31, 1998. All significant intercompany balances and transactions have been eliminated in consolidation.

Sierra Mira Mesa Partners
Notes to Consolidated Financial Statements
Page two

CASH AND CASH EQUIVALENTS

Cash and cash equivalents include highly liquid, short-term investments with original maturities of three months or less.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The financial instruments of the Partnership at December 31, 1998 and 1997 consist of cash and cash equivalents, receivables, due from affiliates, accounts payable and notes payable. The fair value of cash and cash equivalents, receivables and accounts payable approximate the carrying value due to the short term nature of these items. In the opinion of management, the fair value of the notes payable approximates the carrying value as the interest rate is based on market rates at December 31, 1998. Management does not fair value the amounts due from affiliates due to the related party nature of these receivables.

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

Expenditures for repairs and maintenance are charged against income as incurred. Improvements and major renewals are capitalized. Costs and the related accumulated depreciation of assets sold or retired are removed from the accounts in the year of disposal or when fully depreciated and any resulting gain or loss is reflected in income.

Prior to 1995, the Partnership assessed impairment of income-producing properties based upon appraised values and established provisions for impairment where appraisals indicated other than temporary declines in value. Effective January 1, 1995, the Partnership implemented Statement of Financial Accounting Standards No. 121, "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" (the "Statement"). The Partnership regularly evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Future cash flows are estimated and compared to the carrying amount of the asset to determine if an impairment has occurred. If the sum of the expected future cash flows is less than the carrying amount of the asset, the Partnership shall recognize an impairment loss in accordance with the Statement. No such impairment has been recognized by the Partnership.

Because the determination of fair value is based upon projections of future economic events such as property occupancy rates, rental rates, operating cost inflation and market capitalization rates which are inherently subjective, the amounts ultimately realized at disposition may differ materially from the net carrying value as of December 31, 1998. The cash flows used to determine fair value and net realizable value are based on good faith estimates and assumptions developed by management. Unanticipated events and circumstances may occur and some assumptions may not materialize; therefore actual results may vary from the estimates and the variances may be material. The Partnership may provide additional write-downs which could be material in subsequent years if real estate markets or local economic conditions change.

INVESTMENT IN UNCONSOLIDATED JOINT VENTURES

The investment in unconsolidated joint ventures is stated at cost and is adjusted for the Partnership's share in earnings or losses and cash contributions to or distributions from the joint ventures (equity method).

Sierra Mira Mesa Partners
Notes to Consolidated Financial Statements
Page three

OTHER ASSETS

Deferred leasing costs represent costs incurred to lease properties and are amortized over the life of the related lease using the straight line method of accounting.

Deferred loan costs represent costs incurred to obtain financing and are amortized over the life of the related loan using the straight line method of accounting.

RENTAL INCOME AND RENT RECEIVABLE

Rental income is recognized on the straight-line method over the term of the related operating lease in accordance with the provisions of Statement of Financial Accounting Standards No. 13, "Accounting for Leases".

Rent receivable consists of (a) unbilled rent - the difference between rent recognized on the straight-line method and actual cash due; (b) billed rent rent due but not yet received.

RECENT ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income" and SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." These SFAS's, which are effective for the Partnership's fiscal year ending December 31, 1998, establish additional disclosure requirements but do not affect the measurement of the results of operations. During the periods presented, the Partnership did not have any items of comprehensive income. The adoption of SFAS No. 131 had no effect on the Partnership's financial statements as the Partnership operates in only one segment, the acquisition, development, and operation of commercial real estate.


2.     DETAILS OF CERTAIN BALANCE SHEET ACCOUNTS

Additional information regarding certain balance sheet accounts, at December 31, 1998 and 1997, is as follows:

                                                             1998         1997
                                                           --------     --------
Other assets:

   Prepaid expenses ..................................     $ 21,070     $ 20,800
   Deferred loan costs, net of accumulated
     amortization of $226,318 in 1998 and
     $202,307 in 1997 ................................      133,878      157,889
   Deferred leasing costs, net of accumulated
     amortization of $414,395 in 1998 and
     $871,903 in 1997 ................................      637,028      609,019
   Tax impounds ......................................       23,728       23,288
   Tenant improvement reserves .......................       82,289       20,354
                                                           --------     --------
                                                           $897,993     $831,350
                                                           ========     ========
Accrued and other liabilities:

   Accounts payable ..................................     $192,455     $ 38,666
   Security deposits .................................       17,922        5,999
   Accrued expenses ..................................        8,101        2,073
   Unearned rental income ............................       12,530            0
   Interest payable ..................................       20,982       22,027
                                                           --------     --------
                                                           $251,990     $ 68,765
                                                           ========     ========

Sierra Mira Mesa Partners
Notes to Consolidated Financial Statements
Page four

3. GENERAL PARTNER AND RELATED PARTY TRANSACTIONS

An affiliate of S-P Properties, Inc. receives a management fee of 5.5% of the gross rental income collected from the property. This fee amounted to $109,725, $101,558 and $93,780, respectively, for the years ended December 31, 1998, 1997 and 1996. This fee was recorded as part of the operating expenses of the property.

SMMP reimburses an affiliate of S-P Properties, Inc. for expenses incurred by the affiliate for services provided to SMMP such as accounting, data processing and similar services. The affiliate was reimbursed $111,206, $104,580 and $101,142, respectively, for such services for the years ended December 31, 1998, 1997 and 1996. Additionally, SMMP reimbursed an affiliate for construction supervision costs incurred by the affiliate. For the years ended December 31, 1998, 1997 and 1996, the affiliate received $1,327, $11,154 and $48,205, respectively, for tenant improvements supervisory costs.

In consideration for services rendered with respect to initial leasing of SMMP's property, an affiliate of S-P Properties, Inc. is paid initial leasing costs. For the years ended December 31, 1998, 1997, and 1996, these fees amounted to $63,492, $3,656, and $65,120 respectively, and were recorded as deferred leasing costs.

During 1993, SMMP loaned funds to a former affiliate of S-P Properties, Inc. in the form of demand notes. Such liabilities were assumed by Finance Factors, Inc. which acquired S-P Properties, Inc. as of December 30, 1994. In July 1995, Finance Factors, Inc. merged with Bancor Real Estate Company, Inc. who has assumed the note. The annual interest rate of the loans was variable at bank prime plus 2-1/4% - 3% with a minimum rate of 9%. The loans totaled $2,360,000 at December 31, 1993 and were reduced to $1,687,787 at December 31, 1994. This loan was amended effective January 1, 1995 fixing the interest rate at 10%. On December 31, 1998 and 1997, interest receivable of $202,581 and $338,020, respectively, was added to the principal balance of the loan. No interest related to this loan was due to the Partnership at December 31, 1998 and 1997. The principal balance outstanding at December 31, 1998 is $2,228,387. The loan is guaranteed by the owners of CGS Real Estate Company, Inc.

In 1996, the Partnership received a short-term, non-interest bearing loan from SPDFII in the amount of $155,590. This loan was reclassed to equity in 1997 (See
Note 1).

During 1996, the Partnership made a non-interest bearing advance to an affiliate in the amount of $4,771. Repayment is expected in 1999.

During 1995 and 1996, the Partnership received non-interest bearing short-term advances from SPPI'84 of $1,300,000 and $11,300, respectively. These advances were reclassed to equity in 1997 (See Note 1).

See Note 6 for note payable transactions with related parties.

Sierra Mira Mesa Partners
Notes to Consolidated Financial Statements
Page five

4.          INCOME-PRODUCING PROPERTIES

At December 31, 1998 and 1997 the total cost and accumulated depreciation of the properties are as follows:

                                                  1998                 1997
                                              ------------         ------------
Land .................................        $  3,786,458         $  3,786,458
Building and improvements ............           8,487,806            9,926,189
                                              ------------         ------------
         Total .......................          12,274,264           13,712,647

Accumulated depreciation .............          (3,273,970)          (4,625,842)
                                              ------------         ------------
         Net .........................        $  9,000,294         $  9,086,805
                                              ============         ============

During 1998 and 1997, the Partnership removed $1,784,496 and $787,700, respectively, from its building and improvements and related accumulated depreciation accounts for fully depreciated property.

Future minimum base rental income, under the existing operating leases for the Sierra Mira Mesa and Sorrento I properties, to be recognized on a straight-line basis and amounts to be received on a cash basis are as follows:



            YEAR ENDING              STRAIGHT-LINE      CASH
           DECEMBER 31,                 BASIS           BASIS
        --------------------         -------------   ------------
               1999.........         $   2,078,020   $  2,189,576
               2000.........             2,029,716      2,246,281
               2001.........             2,023,332      2,339,768
               2002.........             2,014,332      2,437,297
               2003.........               595,285        677,208
            Thereafter......               772,937        849,648
                                     -------------   ------------
               Total........         $   9,513,622   $ 10,739,778
                                     =============   ============

In each of the three years in the period ending December 31, 1998, two tenants accounted for the majority of the Partnership's rental income. A state governmental agency associated with workers compensation insurance accounted for rental income of 78%, 67%, and 81% in 1998, 1997 and 1996, respectively; a tenant in the communications sector accounted for rental income of 15%, 13% and 10% in 1998, 1997 and 1996, respectively.


5. INVESTMENT IN UNCONSOLIDATED JOINT VENTURES

SMMP holds the following investments accounted for under the equity method at December 31, 1998:


o a 33.55% equity interest in Sorrento II Partners ("SIIP"), a joint venture formed on October 1, 1993 with Sierra Pacific Institutional Properties V, an affiliate, to develop and operate Sierra Sorrento II, an industrial building located in San Diego, California. SMMP's investment in SIIP as of December 31, 1998 and 1997 is $1,711,089 and $1,711,297, respectively. SMMP's share of the net loss of SIIP for the three years ended December 31, 1998, 1997 and 1996 is $143,251, $59,066 and $61,933, respectively;

Sierra Mira Mesa Partners
Notes to Consolidated Financial Statements
Page six

o a 9.33% equity interest in Sierra Creekside Partners ("SCP"), a joint venture formed on February 1, 1994 with Sierra Pacific Development Fund, an affiliate, to develop and operate Sierra Creekside, a commercial office building in San Ramon, California. SMMP's investment in SCP as of December 31, 1998 and 1997 is $(75,610) and $25,510, respectively. SMMP's share of the net loss of SCP for the three years ended December 31, 1998, 1997 and 1996 is $8,420, $14,995 and $70,232, respectively;

o a 34.51% equity interest in Sierra Vista Partners ("SVP"), a joint venture formed on February 1, 1994 with Sierra Pacific Development Fund III, an affiliate, to develop and operate Sierra Vista, an industrial building in Anaheim, California. SMMP's investment in SVP as of December 31, 1998 and 1997 is $4,981 and $56,963, respectively. SMMP's share of the net income
   (loss) of SVP for the three years ended December 31, 1998, 1997 and 1996 is $19,774, $(781,288) and $(222,600), respectively. The Sierra Vista property was sold in October 1997.

The following is a summary of aggregated financial information for all investments owned by SMMP which are accounted for under the equity method:


                       CONDENSED COMBINED BALANCE SHEETS


                                                     DECEMBER 31,   DECEMBER 31,
                                                         1998           1997
                                                     ------------   ------------
ASSETS

Cash and cash equivalents .........................  $     85,793   $    122,997
Rent receivable ...................................       542,527        549,240
Due from affiliate ................................        47,666         47,666
Income-producing property,
  net of accumulated depreciation .................     8,343,438      8,610,352
Other assets ......................................     1,320,667      1,339,407
                                                     ------------   ------------
Total Assets ......................................  $ 10,340,090   $ 10,669,662
                                                     ============   ============
LIABILITIES AND GENERAL PARTNERS' EQUITY

Accrued and other liabilities .....................  $    520,646   $    325,087
Note payable ......................................     1,720,324      1,763,420
                                                     ------------   ------------
Total Liabilities .................................     2,240,970      2,088,507
                                                     ------------   ------------
Ground lessors' equity in income-producing property     3,000,000      3,000,000
                                                     ------------   ------------
General Partners' equity ..........................     5,099,120      5,581,155
                                                     ------------   ------------
Total Liabilities and General Partners' equity ....  $ 10,340,090   $ 10,669,662
                                                     ============   ============

Sierra Mira Mesa Partners
Notes to Consolidated Financial Statements
Page seven


                  CONDENSED COMBINED STATEMENTS OF OPERATIONS

                                      FOR THE YEAR ENDED DECEMBER 31,
                                ------------------------------------------
                                    1998           1997           1996
                                 -----------    -----------    -----------
Revenues:
   Rental income .............   $ 1,734,403    $ 2,294,859    $ 2,474,335
   Other income ..............        93,668          9,698         13,968
                                 -----------    -----------    -----------
           Total revenues ....     1,828,071      2,304,557      2,488,303
                                 -----------    -----------    -----------
Expenses:
   Operating expenses ........     1,302,968      1,755,826      1,788,643
   Depreciation and amortization     829,081      1,321,177      1,461,571
   Interest ..................       156,636        459,763        427,967
                                 -----------    -----------    -----------
           Total expenses ....     2,288,685      3,536,766      3,678,181
                                 -----------    -----------    -----------
Net loss before disposition of
   property ..................      (460,614)    (1,232,209)    (1,189,878)
Loss from property disposition             0       (967,764)             0
                                 -----------    -----------    -----------
Net loss .....................   $  (460,614)   $(2,199,973)   $(1,189,878)
                                 ===========    ===========    ===========


6. NOTES PAYABLE

                                                                    1998         1997
                                                                 ----------   ----------

Mortgage note payable, due in monthly installments with
interest at 7.74%, collateralized by the real property known
as Sierra Mira Mesa. This note matures in October 2010  ......   $4,802,191   $5,041,225

Mortgage note payable to affiliate, due in monthly
installments with interest fixed at 9.34% per annum through
October 1998, at which time the rate converted to the one-year treasury rate plus 375 basis points. The note is
collateralized by the real property known as Sorrento I. This
note matures in March 2015  ..................................      616,223      631,827
                                                                 ----------   ----------
                                                                 $5,418,414   $5,673,052
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

A modification agreement was entered into on September 30, 1997. The interest rate remained fixed at 9.34% through October 1998, at which time the rate converted to the one-year treasury rate plus 375 basis points (9.06% at December 31, 1998). The principal of the note on the effective date was $635,479 and is amortized over a 210-month term until maturity in March 2015. Current payments are $6,048 per month, principal and interest inclusive. The loan balance as of December 31, 1998 was $616,223.

The excess of the net carrying amount of the balance due under the bank note agreement, net of unamortized deferred loan fees, over the balance due under the CGS Agreement was recognized as an extraordinary item in 1996 in the amount of $1,200,381.

Annual maturities under the Sierra Mira Mesa note and the CGS Agreement as of December 31, 1998 are: $275,661 in 1999; $298,018 in 2000; $322,194 in 2001;
$348,333 in 2002; $376,598 in 2003; and $3,797,610 thereafter.

The Partnership is exposed to interest rate fluctuations on $616,223 of variable debt at December 31, 1998.

                              SORRENTO II PARTNERS
                       (A CALIFORNIA GENERAL PARTNERSHIP)

        BALANCE SHEETS AS OF DECEMBER 31, 1998 AND 1997 AND STATEMENTS OF OPERATIONS, CHANGES IN GENERAL PARTNERS' EQUITY AND CASH FLOWS FOR EACH OF
          THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 1998 AND
                          INDEPENDENT AUDITORS' REPORT

INDEPENDENT AUDITORS' REPORT

To the Partners of
Sorrento II Partners


We have audited the accompanying balance sheets of Sorrento II Partners, a California general partnership, (the "Partnership") as of December 31, 1998 and 1997, and the related statements of operations, changes in general partners' equity and cash flows for each of the three years in the period ended
December 31, 1998. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sorrento II Partners as of December 31, 1998 and 1997, and the results of its operations and cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles.



DELOITTE & TOUCHE LLP

Houston, Texas
February 26, 1999

                              SORRENTO II PARTNERS
                       (A CALIFORNIA GENERAL PARTNERSHIP)

                                 BALANCE SHEETS
                           DECEMBER 31, 1998 AND 1997

                                                  DECEMBER 31, 1998   DECEMBER 31, 1997
                                                  -----------------   -----------------
ASSETS

Cash and cash equivalents .....................   $           3,203   $          23,479
Receivables:
  Unbilled rent (Notes 1 and 4) ...............             486,238             476,278
Due from affiliates (Note 3) ..................              18,995              18,995
Prepaid ground lease (Note 3) .................             683,000             845,000
Income-producing property - net of
  accumulated depreciation of
  $2,760,889 in 1998 and $2,390,306
  in 1997 (Notes 1 and 4) .....................           5,570,726           5,629,596
Other assets (Notes 1, 2 and 3) ...............             385,079             219,646
                                                  -----------------   -----------------
Total Assets ..................................   $       7,147,241   $       7,212,994
                                                  =================   =================
LIABILITIES AND PARTNERS' EQUITY

Accrued and other liabilities (Note 2) ........   $         252,764   $          48,386
Ground lease payable (Note 1) .................             185,863             172,058
                                                  -----------------   -----------------
Total Liabilities .............................             438,627             220,444
                                                  -----------------   -----------------
Ground lessor's equity in income-
  producing property (Note 3) .................           3,000,000           3,000,000
                                                  -----------------   -----------------
General Partners' equity (Notes 1 and 5) ......           3,708,614           3,992,550
                                                  -----------------   -----------------
Total Liabilities and Partners' equity ........   $       7,147,241   $       7,212,994
                                                  =================   =================

                             SEE ACCOMPANYING NOTES

                              SORRENTO II PARTNERS
                       (A CALIFORNIA GENERAL PARTNERSHIP)

                            STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                                          1998           1997           1996
                                      -----------    -----------    -----------
REVENUES:
  Rental income (Note 1) ..........   $   814,801    $   979,052    $   990,901
                                      -----------    -----------    -----------
       Total revenues .............       814,801        979,052        990,901
                                      -----------    -----------    -----------
EXPENSES:
Operating expenses:
    Depreciation and amortization .       458,276        447,453        447,452
    Ground lease (Note 3) .........       373,805        381,826        382,733
    Property taxes and insurance ..       104,621         89,444         90,530
    Maintenance and repairs .......        80,758         66,599         84,287
    Administrative fees (Note 3) ..        74,059         65,163         67,428
    Management fees (Note 3) ......        49,919         59,515         54,102
    Legal and accounting ..........        29,742         61,781         33,070
    General and administrative ....        15,055         13,655         25,316
    Utilities .....................        26,250         22,029         20,193
    Renting expenses ..............             0          1,981          1,940
    Other operating expenses ......        29,295          6,723         13,915
                                      -----------    -----------    -----------
       Total operating expenses ...     1,241,780      1,216,169      1,220,966
                                      -----------    -----------    -----------
NET LOSS ..........................   $  (426,979)   $  (237,117)   $  (230,065)
                                      ===========    ===========    ===========


                             SEE ACCOMPANYING NOTES

                              SORRENTO II PARTNERS
                       (A CALIFORNIA GENERAL PARTNERSHIP)

                STATEMENTS OF CHANGES IN GENERAL PARTNERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                                                           GENERAL PARTNERS
                                               --------------------------------------------
                                               SIERRA PACIFIC      SIERRA
                                               INSTITUTIONAL      MIRA MESA
                                                PROPERTIES V      PARTNERS         TOTAL
                                               --------------    -----------    -----------
General Partners' equity - January 1, 1996 .   $    2,627,436    $ 1,286,896    $ 3,914,332
Net loss ...................................         (168,132)       (61,933)      (230,065)
Contributions ..............................                0         44,500         44,500
Distributions ..............................                0       (190,500)      (190,500)
                                               --------------    -----------    -----------
General Partners' equity - December 31, 1996        2,459,304      1,078,963      3,538,267
Net loss ...................................         (178,051)       (59,066)      (237,117)
Contributions ..............................                0        953,400        953,400
Distributions ..............................                0       (262,000)      (262,000)
                                               --------------    -----------    -----------
General Partners' equity - December 31, 1997        2,281,253      1,711,297      3,992,550
Net loss ...................................         (283,728)      (143,251)      (426,979)
Contributions ..............................                0        228,700        228,700
Distributions ..............................                0        (85,657)       (85,657)
                                               --------------    -----------    -----------
General Partners' equity - December 31, 1998   $    1,997,525    $ 1,711,089    $ 3,708,614
                                               ==============    ===========    ===========

                             SEE ACCOMPANYING NOTES

                              SORRENTO II PARTNERS
                       (A CALIFORNIA GENERAL PARTNERSHIP)

                            STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                                                             1998         1997         1996
                                                           ---------    ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss .............................................   $(426,979)   $(237,117)   $(230,065)
  Adjustments to reconcile net loss to cash
  provided by (used in) operating activities:
    Depreciation and amortization ......................     458,276      447,453      447,452
    (Increase) decrease in rent receivable .............      (9,960)      13,687      (88,632)
    Increase in other assets ...........................     (62,463)    (844,087)      (1,967)
    Increase (decrease) in accrued and other liabilities     218,183      (27,122)      31,729
                                                           ---------    ---------    ---------
    Net cash provided by (used in) operating activities      177,057     (647,186)     158,517
                                                           ---------    ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Payments for property additions ......................    (340,376)     (29,313)     (51,877)
                                                           ---------    ---------    ---------

  Net cash used in investing activities ................    (340,376)     (29,313)     (51,877)
                                                           ---------    ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments to affiliates ...............................           0            0      (18,995)
  Distributions to General Partner .....................     (85,657)    (262,000)    (190,500)
  Contributions from General Partner ...................     228,700      953,400       44,500
                                                           ---------    ---------    ---------
  Net cash provided by (used in) financing activities ..     143,043      691,400     (164,995)
                                                           ---------    ---------    ---------
NET (DECREASE) INCREASE IN CASH
     AND CASH EQUIVALENTS ..............................     (20,276)      14,901      (58,355)

CASH AND CASH EQUIVALENTS - Beginning of year ..........      23,479        8,578       66,933
                                                           ---------    ---------    ---------
CASH AND CASH EQUIVALENTS - End of  year ...............   $   3,203    $  23,479    $   8,578
                                                           =========    =========    =========

                             SEE ACCOMPANYING NOTES

                              SORRENTO II PARTNERS
                       (A CALIFORNIA GENERAL PARTNERSHIP)

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

------------------------------------------------------------------------------



1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

Sorrento II Partners ("SIIP") was organized on October 1, 1993 as a California general partnership between Sierra Pacific Institutional Properties V ("SPIPV") and Sierra Mira Mesa Partners ("SMMP") to develop and operate the real property known as Sorrento II (the "Property"), an 88,073 office building in San Diego, California. The property consists of two separate buildings; a two-story building consisting of 29,500 usable square feet that was completed in November 1988 and a two-story building consisting of 58,573 usable square feet that was completed in May 1989. In 1993, SMMP contributed cash of $710,000 ($1,470,400, net, through December 31, 1995) for a 20.11% interest and SPIPV contributed the property and $115,000 cash for a 79.89% interest. During 1996, 1997 and 1998, SMMP contributed an additional $44,500, $953,400 and $228,700 and received distributions amounting to $190,500, $262,000 and $85,657 respectively. The partnership agreement calls for a recalculation of the percentage ownership interest each year on January 1st to account for the partners' aggregate capital contributions and distributions since inception through the prior year. Accordingly, as of January 1, 1996, 1997 and 1998 SPIPV's interest in SIIP was changed to 73.08%, 75.09% and 66.45%, respectively. On January 1, 1999, SPIPV's interest will be decreased to 64.90% and SMMP's interest will be increased to 35.10% to reflect the 1998 contributions and distributions.

S-P Properties, Inc. is the General Partner of SPIPV and of SMMP's general partners, Sierra Pacific Development Fund II ("SPDFII") and Sierra Pacific Pension Investors '84 ("SPPI'84"). On December 30, 1994, all of the outstanding stock of TCP, Inc. was sold to Finance Factors, Inc. TCP, Inc. owns all of the common stock of S-P Properties, Inc. Finance Factors was a subsidiary of CGS Real Estate Company, Inc., a national real estate company. In July 1995, Finance Factors, Inc. merged with Bancor Real Estate Company, Inc., another subsidiary of CGS Real Estate Company, Inc.

On October 1, 1993, the Partnership created a California general partnership (Sorrento II Partners) with Sierra Mira Mesa Partners ("SMMP"), an affiliate, to facilitate cash contributions by SMMP for the continued development and operation of the Sorrento II property. The Partnership contributed the Sierra Sorrento II property and cash and SMMP contributed cash to the newly formed partnership. At December 31, 1998, the Partnership's remaining asset is a 66.45% interest in Sorrento II Partners.

On July 8, 1997, the Sorrento II land was purchased from Lincoln National Life Insurance Company by CGS Real Estate Company, Inc., an affiliate of the General Partner. On September 24, 1997, all rights, title and interest in the ground lease were transferred and assigned to CGS Real Estate Company, Inc. ("Ground Lessor") (See Note 3).

BASIS OF FINANCIAL STATEMENTS

SIIP maintains its books and prepares its financial statements in accordance with generally accepted accounting principles. However, the Partnership prepares its tax returns on the accrual basis of accounting as defined by the Internal Revenue Code with adjustments to reconcile book and taxable income (loss) for differences in the treatment of certain income and expense items. The accompanying financial statements do not reflect any provision for federal or state income taxes since such taxes are the obligation of the individual partners.

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

Sorrento II Partners
Notes to Consolidated Financial Statements
Page two


CASH AND CASH EQUIVALENTS

Cash and cash equivalents include highly liquid, short-term investments with original maturities of three months or less.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The financial instruments of SIIP at December 31, 1998 and 1997 consist of cash and cash equivalents, receivables, due from affiliates, and accounts payable. The fair value of cash and cash equivalents, receivables, and accounts payable approximates the carrying value due to the short term nature of these items. The amounts due from affiliates are not fair valued due to the related party nature of these receivables.

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

Expenditures for repairs and maintenance are charged against income as incurred. Improvements and major renewals are capitalized. Costs and the related accumulated depreciation of assets sold or retired are removed from the accounts in the year of disposal or when fully depreciated and any resulting gain or loss is reflected in income.

Prior to 1995, the Partnership assessed impairment of income-producing properties based upon appraised values and established provisions for impairment where appraisals indicated other than temporary declines in value. Effective January 1, 1995, SIIP implemented Statement of Financial Accounting Standards No. 121, "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" (the "Statement"). SIIP regularly evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Future cash flows are estimated and compared to the carrying amount of the asset to determine if an impairment has occurred. If the sum of the expected future cash flows is less than the carrying amount of the asset, SIIP shall recognize an impairment loss in accordance with the Statement. No such impairment has been recognized by the Partnership.

Because the determination of fair value is based upon projections of future economic events such as property occupancy rates, rental rates, operating cost inflation and market capitalization rates which are inherently subjective, the amounts ultimately realized at disposition may differ materially from the net carrying value as of December 31, 1998. The cash flows used to determine fair value and net realizable value are based on good faith estimates and assumptions developed by management. Unanticipated events and circumstances may occur and some assumptions may not materialize; therefore actual results may vary from the estimates and the variances may be material. SIIP may provide additional write-downs which could be material in subsequent years if real estate markets or local economic conditions change.

OTHER ASSETS

Deferred leasing costs represent costs incurred to lease properties and are amortized over the life of the related lease using the straight line method of accounting.

Sorrento II Partners
Notes to Consolidated Financial Statements
Page three


RENTAL INCOME AND RENT RECEIVABLE

Rental income is recognized on the straight-line method over the term of the related operating lease in accordance with the provisions of Statement of Financial Accounting Standards No. 13, "Accounting for Leases".

Unbilled rent receivable represents the difference between rent recognized on the straight-line method and actual cash due.

GROUND LEASE PAYABLE

Ground lease payable represents the difference between rent recognized on the straight-line method in accordance with the provisions of Statement of Financial Accounting Standards No. 13, "Accounting for Leases" and actual cash due and paid by that date.

RECENT ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income" and SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." These SFAS's, which are effective for the Partnership's fiscal year ending December 31, 1998, establish additional disclosure requirements but do not affect the measurement of the results of operations. During the periods presented, the Partnership did not have any items of comprehensive income. The adoption of SFAS No. 131 had no effect on the Partnership's financial statements as the Partnership operates in only one segment, the acquisition, development, and operation of commercial real estate.


2. DETAILS OF CERTAIN BALANCE SHEET ACCOUNTS

Additional information regarding certain balance sheet accounts, at December 31, 1998 and 1997, is as follows:


                                                             1998         1997
                                                           --------     --------
Other assets:
     Prepaid expenses ................................     $ 45,741     $ 37,106
     Deferred leasing costs, net of accumulated
          amortization  of  $225,616 in 1998
          and $204,574 in 1997 .......................      339,338      182,540
                                                           --------     --------
                                                           $385,079     $219,646
                                                           ========     ========


Accrued and other liabilities:
     Accounts payable ................................     $ 83,801     $ 40,319
     Unearned rental income ..........................      152,150            0
     Security deposits ...............................        7,249        7,249
     Other ...........................................        9,564          818
                                                           --------     --------
                                                           $252,764     $ 48,386
                                                           ========     ========

Sorrento II Partners
Notes to Consolidated Financial Statements
Page four

3. GENERAL PARTNER AND RELATED PARTY TRANSACTIONS

An affiliate of the General Partner may receive a management fee of 6% of the gross rental income collected from the properties. Management fees paid to affiliates for the years ended December 31, 1998, 1997 and 1996 were $49,919, $59,515 and $54,102, respectively.

An affiliate of the General Partner is entitled to reimbursement for expenses incurred by the affiliate for services provided to SIIP such as accounting, legal, data processing and similar services. The affiliate was reimbursed $77,844, $69,720 and $67,428 for such services for the years ended December 31, 1998, 1997, and 1996, respectively. In consideration for services rendered with respect to initial leasing of SIIP properties, ASRE is paid initial leasing costs. For the year ended December 31, 1998, a total of $74,504 was paid for initial leasing costs. No such costs were incurred in 1997 and 1996. Additionally, SIIP reimbursed the affiliate for construction supervision costs incurred by the affiliate. For the years ended December 31, 1998 and 1997, the affiliate received $22,511 and $1,998, respectively, for tenant improvements supervisory costs. No such costs were incurred in 1996.

SIIP sold the Sierra Sorrento II land holdings to Lincoln National Life Insurance Company for $3,000,000 on February 1, 1989. Upon ownership transfer, SIIP entered into a 40 year ground lease with the insurance company. The Sierra Sorrento II land lease requires initial minimum payments of $25,000 per month commencing February 1989. The terms of the ground lease require scheduled rent increases over the lease term and additional ground rent. Subject to the provisions of the ground lease, SIIP has the right to sell the property (land and buildings) to a third party. Upon ownership transfer the ground lease will terminate. Upon sale, the Ground Lessor is entitled to remuneration of the prior $3,000,000 investment prior to distribution of proceeds to SIIP. The Ground Lessor will also participate in the appreciation of the property (upon sale) based on a formula contained in the ground lease agreement. On July 8, 1997, the land was purchased from Lincoln National Life Insurance Company by CGS Real Estate Company, Inc., an affiliate of the General Partner. On September 24, 1997, all rights, title and interest in the ground lease were transferred and assigned to CGS Real Estate Company, Inc. ("Ground Lessor").

In October 1997, SIIP prepaid $900,000 of the ground lease to CGS Real Estate Company, Inc in exchange of an amendment reducing the minimum rent required under the lease from $360,000 to $330,000 per year from 1999 to 2008. The minimum basic rent effective January 1, 2009 through December 31, 2028 remained unchanged at $360,000 per year. The November 1997, December 1997, and January 1998 rent amounts payable under the terms of the lease were applied against the prepaid balance. Effective February 1998, rent amounts shall be paid at the rate of $18,000 per month until such time that the prepaid balance is extinguished. For the years ended December 31, 1998 and 1997, the SIIP paid $198,000 and $35,000, respectively, to CGS Real Estate Company, Inc. and $162,000 and $55,000, respectively, was applied against the prepaid balance. Hence, at December 31, 1998 the prepaid balance was $683,000.

Future minimum basic rent required under the ground lease is as follows:

                                                    MINIMUM
                                                     BASIC
 YEAR ENDING DECEMBER 31,                             RENT
-------------------------                          -----------
          1999 ....................                $   330,000
          2000 ....................                    330,000
          2001 ....................                    330,000
          2002 ....................                    330,000
          2003 ....................                    330,000
         Thereafter ...............                  8,850,000
                                                   -----------
           Total ..................                $10,500,000
                                                   ===========

Sorrento II Partners
Notes to Consolidated Financial Statements
Page five


During 1996, the Partnership made a non-interest bearing loan to an affiliate in the amount of $18,995. Repayment is expected in 1999.


4. INCOME-PRODUCING PROPERTY

At December 31, 1998 and 1997 the total cost and accumulated depreciation of the property are as follows:


                                                    1998                1997
                                                -----------         -----------
Land ...................................        $ 2,569,815         $ 2,569,815
Building and improvements ..............          5,761,800           5,450,087
                                                -----------         -----------

         Total .........................          8,331,615           8,019,902

Accumulated depreciation ...............         (2,760,889)         (2,390,306)
                                                -----------         -----------
         Net ...........................        $ 5,570,726         $ 5,629,596
                                                ===========         ===========


SIIP experienced a land ownership transfer during 1997 (See Note 3).

Future minimum base rental income, under the existing operating leases for the Sierra Sorrento II property, to be recognized on a straight-line basis and amounts to be received on a cash basis are as follows:


                                  STRAIGHT-LINE           CASH
 YEAR ENDING DECEMBER 31,             BASIS               BASIS
 -----------------------          -------------         ----------
          1999 ................   $     964,485         $1,004,441
          2000 ................         964,485          1,050,272
          2001 ................         964,485          1,081,755
          2002 ................         964,485          1,110,726
          2003 ................         443,200            486,301
         Thereafter ...........         561,738            615,621
                                  -------------         ----------
                    Total .....   $   4,862,878         $5,349,116
                                  =============         ==========

In 1998, the Partnership relied on two tenants to generate all rental income; 82% was from an electronics manufacturer and the remaining 18% from a media and marketing company. In 1997 and 1996, two tenants generated all rental income; 65% from the electronics manufacturer and 35% from a healthcare administrator.

Sorrento II Partners
Notes to Consolidated Financial Statements
Page six

5. GENERAL PARTNERS' EQUITY

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

Upon dissolution of the partnership, any proceeds should be distributed first to Sierra Mira Mesa as a return of capital in proportion to its aggregate unreturned capital contributed and then to Sierra Pacific Instituional Properties V in proportion to its aggregate unreturned capital contributed. Any remaining proceeds shall be first distributed pro rata in proportion to the Partners' positive balances in their capital accounts and then in accordance with their percentage interest in the year of dissolution.

                  EXECUTIVE OFFICERS OF THE GENERAL PARTNER



The Executive Officers of S-P Properties, Inc., the General Partner are as follows:


     NAME                              POSITION
------------------              --------------------------------
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