Form 10-Q
period 1999-03-31
SIERRA PACIFIC DEVELOPMENT FUND II
filed 1999-05-13
CIK 719606

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For Quarter ended                       March 31, 1999
                      ----------------------------------------------------
Commission file number                      0-12036
                      ----------------------------------------------------

                       SIERRA PACIFIC DEVELOPMENT FUND II
                             (A LIMITED PARTNERSHIP)

        State of California                        95-3856271
-------------------------------------  -----------------------------------
  (State or other jurisdiction of       (I.R.S. Employer Identification
   incorporation or organization)                   Number)


     5850 San Felipe, Suite 450
           Houston, Texas                            77057
----------------------------------------  --------------------------------
(Address of principal executive offices)           (Zip Code)


Registrant's telephone number,
including area code:                          (713) 706-6271
                              -----------------------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ].

                         PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

The following financial statements are submitted in the next pages:

                                                                           PAGE
                                                                          NUMBER
Balance Sheets - March 31, 1999 and December 31, 1998                        5

Statements of Operations - For the Three Months Ended March
31, 1999 and 1998                                                            6

Statements of Changes in Partners' Equity - From April 29, 1983
(inception of Partnership) to December 31, 1998 and for the
Three Months Ended March 31, 1999                                            7

Statements of Cash Flows - For the Three Months Ended March 31, 1999
and 1998                                                                     8

Notes to Financial Statements                                                9


ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS

(a)         OVERVIEW

The following discussion should be read in conjunction with the Partnership's Financial Statements and Notes thereto appearing elsewhere in this Form 10-Q.

The Partnership currently owns three properties; 5850 San Felipe, Sierra Westlakes, and Sierra Southwest Pointe. In addition, the Partnership holds a 33.01% interest in Sierra Mira Mesa Partners ("SMMP").

(b)         RESULTS OF OPERATIONS

Rental income for the three months ended March 31, 1999 was virtually unchanged when compared to the corresponding period in the prior year. An increase in rental rates was offset by a decrease in common area maintenance fees billed during the quarter. At 5850 San Felipe, occupancy increased from 94% at March 31, 1998 to 97% at March 31, 1999. At Sierra Southwest Pointe, occupancy decreased from 97% to 94% during the same period. Sierra Westlakes remained 75% occupied.

Operating expenses for the three months ended March 31, 1999 increased $53,000, or 16%, in comparison to the corresponding period in prior year, principally due to an increase in maintenance and repair costs. In additon, lower property taxes were recorded in the first quarter of 1998 primarily due to a refund resulting from a successful tax appeal at 5850 San Felipe.

Depreciation and amortization expenses for the first quarter decreased by $11,000, or 5%, primarily due to fully depreciated capitalized tenant improvements.

The Partnership's share of income (loss) from investment in SMMP was $30,000 for the three months ended March 31, 1999 compared to ($74,000) for the corresponding period in 1998. The Partnership had understated its share of loss from investment in SMMP in 1997 and recorded a $76,000 adjustment in the first quarter of 1998. SMMP generated increased income for the three months ended March 31, 1999 when compared to the same period in the prior year.

(c)         LIQUIDITY AND CAPITAL RESOURCES

In January 1999, the mortgage note on the Sierra Southwest Pointe property with a principal balance of $1,300,000 matured. The loan contains an option to extend the maturity date ten years from the date the option is exercised. The Partnership has decided to exercise this option and is currently negotiating extension terms with the lender. Management anticipates a fixed interest rate equal to the U.S. Government Security rate plus 250 basis points with monthly principal and interest payments based on a thiry-year amortization. The loan is secured by a trust deed on the Sierra Southwest Pointe property.

The Partnership is in an illiquid position as of March 31, 1999 with cash and billed receivables of $139,000 compared to $476,000 of accrued and other liabilities. The Partnership's primary capital requirements will be for the construction of new tenant space. It is anticipated that these requirements will be funded from the operations of the properties and distributions from SMMP.

(d)         YEAR 2000 COMPLIANCE

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

                       SIERRA PACIFIC DEVELOPMENT FUND II
                             (A LIMITED PARTNERSHIP)

                                 BALANCE SHEETS
                      MARCH 31, 1999 AND DECEMBER 31, 1998

--------------------------------------------------------------------------------

                                              March 31, 1999   December 31, 1998
                                              --------------   -----------------
ASSETS

Cash and cash equivalents ..................  $        7,169   $          71,180
Receivables:
  Note, net of deferred gain of $736,271 ...       2,772,729           2,772,729
  Unbilled rent ............................         272,549             277,328
  Billed rent ..............................         131,922              79,259
  Due from affiliates ......................         994,404           1,005,459
  Other receivables ........................         101,859               7,946
Income-producing properties - net of
  accumulated depreciation and valuation
  allowance of $3,274,329 and $3,117,658,
  respectively .............................      10,845,160          10,899,304
Investment in unconsolidated joint venture .       3,222,555           3,193,894
Other assets ...............................         927,308           1,035,815
                                              --------------   -----------------
Total Assets ...............................  $   19,275,655   $      19,342,914
                                              ==============   =================
LIABILITIES AND PARTNERS' EQUITY

Accrued and other liabilities ..............  $      475,675   $         579,821
Notes payable ..............................       6,224,252           6,231,204
                                              --------------   -----------------
Total Liabilities ..........................       6,699,927           6,811,025
                                              --------------   -----------------
Partners' equity:
  General Partner ..........................               0                   0
  Limited Partners:
    Class A Limited Partners:
      60,000 units authorized,
      56,674 issued and outstanding ........       8,224,971           8,196,299

    Class B Limited Partners:
      60,000 units authorized,
      29,979 issued and outstanding ........       4,350,757           4,335,590
                                              --------------   -----------------
Total Partners' equity .....................      12,575,728          12,531,889
                                              --------------   -----------------
Total Liabilities and Partners' equity .....  $   19,275,655   $      19,342,914
                                              ==============   =================

                                    UNAUDITED
                             SEE ACCOMPANYING NOTES

                       SIERRA PACIFIC DEVELOPMENT FUND II
                             (A LIMITED PARTNERSHIP)

                            STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998

--------------------------------------------------------------------------------
                                                           1999          1998
                                                        ---------     ---------
REVENUES:
  Rental income ...................................     $ 624,219     $ 624,016
  Interest income .................................       102,404        93,085
                                                        ---------     ---------
       Total revenues .............................       726,623       717,101
                                                        ---------     ---------
EXPENSES:
  Operating expenses ..............................       389,112       336,611
  Depreciation and amortization ...................       215,764       227,041
  Interest ........................................       107,783       110,707
                                                        ---------     ---------
       Total costs and expenses ...................       712,659       674,359
                                                        ---------     ---------
INCOME BEFORE PARTNERSHIP'S SHARE
   OF UNCONSOLIDATED JOINT VENTURE
   INCOME (LOSS) ..................................        13,964        42,742
                                                        ---------     ---------
PARTNERSHIP'S SHARE OF UNCONSOLIDATED
   JOINT VENTURE INCOME (LOSS) ....................        29,875       (73,697)
                                                        ---------     ---------
NET INCOME (LOSS) .................................     $  43,839     $ (30,955)
                                                        =========     =========
Net income (loss) per limited partnership unit ....     $    0.51     $   (0.36)
                                                        =========     =========

                                    UNAUDITED
                             SEE ACCOMPANYING NOTES

                       SIERRA PACIFIC DEVELOPMENT FUND II
                             (A LIMITED PARTNERSHIP)

                    STATEMENTS OF CHANGES IN PARTNERS' EQUITY
       FROM APRIL 29, 1983 (INCEPTION OF PARTNERSHIP) TO DECEMBER 31, 1998
                  AND FOR THE THREE MONTHS ENDED MARCH 31, 1999

--------------------------------------------------------------------------------

                                                        Limited Partners                                                  Total
                                          --------------------------------------------                   General         Partners'
                                             Class A        Class B          Total         Per Unit      Partner          Equity
                                          ------------    ------------    ------------    ---------    ------------    ------------
Proceeds from sale of
  partnership units ....................  $ 14,392,000    $  7,579,000    $ 21,971,000    $  250.00            --      $ 21,971,000
Underwriting commissions
  and other organization expenses ......    (1,939,045)     (1,021,124)     (2,960,169)      (33.68)           --        (2,960,169)
Repurchase of 1,231 partnership
   units ...............................      (177,934)        (66,167)       (244,101)        0.06            --          (244,101)
Cumulative net income (loss)
  (to December 31, 1998) ...............      (393,677)       (208,839)       (602,516)       (6.96)   $     46,674        (555,842)
Cumulative distributions
  (to December 31, 1998) ...............    (3,685,045)     (1,947,280)     (5,632,325)      (64.80)        (46,674)     (5,678,999)
                                          ------------    ------------    ------------    ---------    ------------    ------------
Partners' equity -
  January 1, 1999 ......................     8,196,299       4,335,590      12,531,889       144.62               0      12,531,889
Net income .............................        28,672          15,167          43,839         0.51            --            43,839
                                          ------------    ------------    ------------    ---------    ------------    ------------

Partners' equity - March 31, 1999 ......  $  8,224,971    $  4,350,757    $ 12,575,728    $  145.13    $          0    $ 12,575,728
                                          ============    ============    ============    =========    ============    ============

                                    UNAUDITED
                             SEE ACCOMPANYING NOTES

                       SIERRA PACIFIC DEVELOPMENT FUND II
                             (A LIMITED PARTNERSHIP)

                            STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998

--------------------------------------------------------------------------------

                                                            1999         1998
                                                         ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss) ...................................  $  43,839    $ (30,955)
  Adjustments to reconcile net income (loss)
  to cash provided by (used in) operating activities:
    Depreciation and amortization .....................    215,764      227,041
    Undistributed (income) loss of unconsolidated
      joint venture ...................................    (29,875)      73,697
    Increase in rent receivable .......................    (47,884)     (35,632)
    Increase in other receivables .....................    (93,913)     (55,289)
    Decrease (increase) in other assets ...............     67,879      (53,521)
    Decrease in accrued and other liabilities .........   (104,146)    (179,405)
                                                         ---------    ---------
    Net cash provided by (used in) operating activities     51,664      (54,064)
                                                         ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Payments for property additions ...................   (119,778)     (48,576)
                                                         ---------    ---------
    Net cash used in investing activities .............   (119,778)     (48,576)
                                                         ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Principal payments on notes payable ...............     (6,952)      (4,221)
    Borrowings from affiliate .........................     11,055       77,489
                                                         ---------    ---------
    Net cash provided by financing activities .........      4,103       73,268
                                                         ---------    ---------
NET DECREASE IN CASH AND CASH EQUIVALENTS .............    (64,011)     (29,372)

CASH AND CASH EQUIVALENTS - Beginning of period .......     71,180       69,790
                                                         ---------    ---------
CASH AND CASH EQUIVALENTS - End of period .............  $   7,169    $  40,418
                                                         =========    =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
    INFORMATION:
    Cash paid during the period for interest ..........  $ 107,783    $  90,656
                                                         =========    =========

                                    UNAUDITED
                             SEE ACCOMPANYING NOTES

                       SIERRA PACIFIC DEVELOPMENT FUND II
                             (A LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS
   ------------------------------------------------------------------------

1.    BASIS OF FINANCIAL STATEMENTS

In the opinion of the Partnership's management, these unaudited financial statements reflect all adjustments which are necessary for a fair presentation of its financial position at March 31, 1999 and results of operations and cash flows for the periods presented. All adjustments included in these statements are of a normal and recurring nature. These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Annual Report of the Partnership for the year ended December 31, 1998.

2.    RELATED PARTY TRANSACTIONS

Included in the financial statements for the three months ended March 31, 1999 and 1998 are affiliate transactions as follows:

                                                March 31
                                         -----------------------
                                            1999       1998
                                         -----------------------
            Management fees               $  25,320   $  31,755
            Administrative fees              62,297      58,034
            Leasing fees                      3,571      12,405
            Construction fees                     0      10,787

3.    INVESTMENT IN UNCONSOLIDATED JOINT VENTURE

Sierra Mira Mesa Partners ("SMMP") was formed in 1985 between the Partnership and Sierra Pacific Pension Investors '84 ("SPPI'84"), an affiliate, to develop and operate the real property known as Sierra Mira Mesa, an office building, located in San Diego, California. The Partnership's initial ownership interest in SMMP was 51%; the remaining 49% was owned by SPPI'84. Effective December 31, 1996, the general partners amended the partnership agreement to allow for adjustments in the sharing ratio each year based upon the relative net contributions and distributions since inception of each general partner. At March 31, 1999 the Partnership's interest in SMMP is 33.01%; the remaining 66.99% interest is owned by SPPI'84.

The consolidated financial statements of SMMP include the accounts of SMMP and Sorrento I Partners, a majority owned California general partnership. Summarized income statement information for SMMP for the three months ended March 31, 1999 and 1998 follows:


                                    UNAUDITED

Sierra Pacific Development Fund II
Notes to Financial Statements
Page two


                                                March 31
                                         ------------------------
                                            1999        1998
                                         ------------------------
            Rental income                 $  500,720  $  482,917
            Total revenues                   556,010     534,154
            Operating expenses               190,270     206,776
            Share of unconsolidated
              joint venture loss              25,266      57,843
            Net income                        87,978       5,549

As of March 31, 1999, SMMP holds a 35.10% interest in Sorrento II Partners ("SIIP"), a California general partnership with Sierra Pacific Institutional Properties V formed in 1993; a 6.55% interest in Sierra Creekside Partners ("SCP"), a California general partnership with Sierra Pacific Development Fund formed in 1994; and a 33.32% interest in Sierra Vista Partners ("SVP"), a California general partnership with Sierra Pacific Development Fund III formed in 1994.

Summarized income statement information for these Partnerships, which are accounted for by SMMP under the equity method, for the three months ended March 31, 1999 and 1998 follows:

                                                 SIIP
                                         ----------------------
                                               March 31
                                         ----------------------
                                            1999       1998
                                         ----------------------
           Rental income                 $  260,066  $ 169,808
           Total revenues                   260,066    169,808
           Operating expenses               123,578    104,860
           Net loss                          63,391    136,367

                                      SCP                   SVP
                             --------------------------------------------
                                   March 31              March 31
                             --------------------------------------------
                                1999       1998       1999       1998
                             --------------------------------------------
Rental income                 $ 214,772  $ 203,881   $      0   $      0
Total revenues                  214,772    203,881     11,907          0
Operating expenses              126,351    125,117     13,797     20,852
Net loss                         36,421     52,473      2,457     20,852

                                    UNAUDITED

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


                          SIERRA PACIFIC DEVELOPMENT FUND II
                          a Limited Partnership
                          S-P PROPERTIES, INC.
                          General Partner

Date:  MAY 4, 1999        /S/ THOMAS N. THURBER
     ------------------   -----------------------------------
                          Thomas N. Thurber
                          President and Director

Date:  MAY 4, 1999        /S/ G. ANTHONY EPPOLITO
     ------------------   -----------------------------------
                          G. Anthony Eppolito
                          Chief Accountant