Form 10-Q
period 1999-06-30
SIERRA PACIFIC DEVELOPMENT FUND II
filed 1999-08-10
CIK 719606

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For Quarter ended                         June 30, 1999
                       ----------------------------------------------------
Commission file number                       0-12036
                       ----------------------------------------------------


                       SIERRA PACIFIC DEVELOPMENT FUND II
                             (A LIMITED PARTNERSHIP)


         State of California                          95-3856271
---------------------------------------  ---------------------------------------
   (State or other jurisdiction of       (I.R.S. Employer Identification Number)
   incorporation or organization)


     5850 San Felipe, Suite 450
           Houston, Texas                               77057
----------------------------------------  -----------------------------------
(Address of principal executive offices)             (Zip Code)


Registrant's telephone number,
including area code:                           (713) 706-6271
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

                                                                           PAGE
                                                                          NUMBER
                                                                          ------
Balance Sheets - June 30, 1999 and December 31, 1998                         5


Statements of Operations - For the Six Months Ended June 30, 1999 and
for the Three Months Ended June 30, 1999 and 1998                            6

Statements of Changes in Partners' Equity - From April 29, 1983
(inception of Partnership) to December 31, 1998 and for the Six
Months Ended June 30, 1999                                                   7

Statements of Cash Flows - For the Six Months Ended June 30, 1999 and 1998   8

Notes to Financial Statements                                                9


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

(b)         RESULTS OF OPERATIONS

Rental income for the six months ended June 30, 1999 increased by $24,000, or 2%, when compared to the corresponding period in the prior year, primarily due to an increase in rental rates. This increase was partially offset as a result of lower common area maintenance fees billed during the period. Rental income for the three months ended June 30, 1999 increased by $24,000, or 4%, principally due to the higher rental rates. Occupancy at the properties remained comparable between the same periods.

Total operating expenses for the six months ended June 30, 1999 increased $129,000, or 19%, in comparison to the corresponding period in prior year, principally due to an increase in administrative fees and maintenance and repair costs incurred during the period. Further, lower property taxes were recorded in 1998 primarily due to a refund resulting from a successful tax appeal at 5850 San Felipe. Operating expenses for the three months ended June 30, 1999 increased by $76,000, or 23%, principally as a result of higher administrative fees and other operating expenses incurred during the quarter.

Depreciation and amortization expenses for the six months ended June 30, 1999 decreased by $31,000, or 7%, primarily due to fully depreciated capitalized tenant improvements.

The Partnership's share of income (loss) from investment in SMMP was $90,000 for the six months ended June 30, 1999 compared to ($51,000) for the corresponding period in 1998. The Partnership had understated its share of loss from investment in SMMP in 1997 and recorded a $76,000 adjustment in the first quarter of 1998. SMMP generated increased income for the six months ended June 30, 1999 when compared to the same period in the prior year.

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

The Partnership is in an illiquid position as of June 30, 1999 with cash and billed receivables of $173,000 compared to $330,000 of accrued and other liabilities. The Partnership's primary capital requirements will be for the construction of new tenant space. It is anticipated that these requirements will be funded from the operations of the properties and distributions from SMMP.

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

                       SIERRA PACIFIC DEVELOPMENT FUND II
                             (A LIMITED PARTNERSHIP)

                                 BALANCE SHEETS
                       JUNE 30, 1999 AND DECEMBER 31, 1998
--------------------------------------------------------------------------------

                                                   JUNE 30, 1999   DECEMBER 31, 1998
                                                   -------------   -----------------
ASSETS

Cash and cash equivalents ......................   $      48,260   $          71,180
Receivables:
  Note, net of deferred gain of $736,271 .......       2,772,729           2,772,729
  Unbilled rent ................................         260,683             277,328
  Billed rent ..................................         124,263              79,259
  Due from affiliates ..........................       1,005,459           1,005,459
  Other receivables ............................         203,876               7,946
Income-producing properties - net of
  accumulated depreciation and valuation
  allowance of $3,449,469 and $3,117,658,
  respectively .................................      10,747,979          10,899,304
Investment in unconsolidated joint venture .....       3,281,234           3,193,894
Other assets ...................................         989,894           1,035,815
                                                   -------------   -----------------
Total Assets ...................................   $  19,434,377   $      19,342,914
                                                   =============   =================
LIABILITIES AND PARTNERS' EQUITY

Accrued and other liabilities ..................   $     330,465   $         579,821
Due to affiliate ...............................         306,184                   0
Notes payable ..................................       6,219,530           6,231,204
                                                   -------------   -----------------
Total Liabilities ..............................       6,856,179           6,811,025
                                                   -------------   -----------------
Partners' equity:
  General Partner ..............................               0                   0
  Limited Partners:
    Class A Limited Partners:
      60,000 units authorized,
      56,674 issued and outstanding ............       8,226,587           8,196,299

    Class B Limited Partners:
      60,000 units authorized,
      29,979 issued and outstanding ............       4,351,611           4,335,590
                                                   -------------   -----------------
Total Partners' equity .........................      12,578,198          12,531,889
                                                   -------------   -----------------
Total Liabilities and Partners' equity .........   $  19,434,377   $      19,342,914
                                                   =============   =================

                                   UNAUDITED
                             SEE ACCOMPANYING NOTES

                       SIERRA PACIFIC DEVELOPMENT FUND II
                             (A LIMITED PARTNERSHIP)

                            STATEMENTS OF OPERATIONS
                 FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998
              AND FOR THE THREE MONTHS ENDED JUNE 30, 1999 AND 1998

--------------------------------------------------------------------------------

                                                      SIX MONTHS ENDED             THREE MONTHS ENDED
                                                          JUNE 30,                       JUNE 30,
                                                 --------------------------    --------------------------
                                                     1999           1998           1999           1998
                                                 -----------    -----------    -----------    -----------
REVENUES:
  Rental income ..............................   $ 1,194,025    $ 1,170,354    $   569,806    $   546,338
  Interest income ............................       204,768        186,318        102,364         93,233
                                                 -----------    -----------    -----------    -----------
     Total revenues ..........................     1,398,793      1,356,672        672,170        639,571
                                                 -----------    -----------    -----------    -----------
EXPENSES:
  Operating expenses .........................       793,426        664,480        404,314        327,869
  Depreciation and amortization ..............       434,505        465,456        218,741        238,415
  Interest ...................................       214,322        220,657        106,539        109,950
                                                 -----------    -----------    -----------    -----------
     Total costs and expenses ................     1,442,253      1,350,593        729,594        676,234
                                                 -----------    -----------    -----------    -----------
(LOSS) INCOME BEFORE PARTNERSHIP'S
   SHARE OF UNCONSOLIDATED JOINT
   VENTURE INCOME (LOSS) .....................       (43,460)         6,079        (57,424)       (36,663)
                                                 -----------    -----------    -----------    -----------
PARTNERSHIP'S SHARE OF UNCONSOLIDATED
   JOINT VENTURE INCOME (LOSS) ...............        89,769        (50,812)        59,894         22,885
                                                 -----------    -----------    -----------    -----------
NET INCOME (LOSS) ............................   $    46,309    $   (44,733)   $     2,470    $   (13,778)
                                                 ===========    ===========    ===========    ===========
Net income (loss) per limited partnership unit   $      0.53    $     (0.52)   $      0.03    $     (0.16)
                                                 ===========    ===========    ===========    ===========

                                   UNAUDITED
                             SEE ACCOMPANYING NOTES

                       SIERRA PACIFIC DEVELOPMENT FUND II
                             (A LIMITED PARTNERSHIP)

                    STATEMENTS OF CHANGES IN PARTNERS' EQUITY
       FROM APRIL 29, 1983 (INCEPTION OF PARTNERSHIP) TO DECEMBER 31, 1998
                   AND FOR THE SIX MONTHS ENDED JUNE 30, 1999
--------------------------------------------------------------------------------

                                                        LIMITED PARTNERS                                                  TOTAL
                                        --------------------------------------------                     GENERAL         PARTNERS'
                                           CLASS A        CLASS B          TOTAL          PER UNIT       PARTNER          EQUITY
                                        ------------    ------------    ------------    -----------    ------------    ------------
Proceeds from sale of
  partnership units .................   $ 14,392,000    $  7,579,000    $ 21,971,000    $    250.00                    $ 21,971,000
Underwriting commissions
  and other organization expenses ...     (1,939,045)     (1,021,124)     (2,960,169)        (33.68)                     (2,960,169)
Repurchase of 1,231 partnership units       (177,934)        (66,167)       (244,101)          0.06            --          (244,101)
Cumulative net income (loss)
  (to December 31, 1998) ............       (393,677)       (208,839)       (602,516)         (6.96)   $     46,674        (555,842)
Cumulative distributions
  (to December 31, 1998) ............     (3,685,045)     (1,947,280)     (5,632,325)        (64.80)        (46,674)     (5,678,999)
                                        ------------    ------------    ------------    -----------    ------------    ------------
Partners' equity - January 1, 1999 ..      8,196,299       4,335,590      12,531,889         144.62               0      12,531,889
Net income ..........................         30,288          16,021          46,309           0.53                          46,309
                                        ------------    ------------    ------------    -----------    ------------    ------------
Partners' equity - June 30, 1999 ....   $  8,226,587    $  4,351,611    $ 12,578,198    $    145.15    $          0    $ 12,578,198
                                        ============    ============    ============    ===========    ============    ============

                                   UNAUDITED
                             SEE ACCOMPANYING NOTES

                       SIERRA PACIFIC DEVELOPMENT FUND II
                             (A LIMITED PARTNERSHIP)

                            STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998
--------------------------------------------------------------------------------

                                                              1999         1998
                                                           ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss) ....................................   $  46,309    $ (44,733)
  Adjustments to reconcile net income (loss)
  to cash (used in) provided by operating activities:
    Depreciation and amortization ......................     434,505      465,456
    Undistributed (income) loss of unconsolidated
      joint venture ....................................     (89,769)      50,812
    Increase in rent receivable ........................     (28,359)     (67,294)
    Increase in other receivables ......................    (195,930)    (148,522)
    Increase in other assets ...........................     (35,967)    (179,858)
    (Decrease) increase in accrued and other liabilities    (249,356)      94,526
                                                           ---------    ---------
    Net cash (used in) provided by operating activities     (118,567)     170,387
                                                           ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Payments for property additions ....................    (198,863)    (353,602)
                                                           ---------    ---------
    Net cash used in investing activities ..............    (198,863)    (353,602)
                                                           ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Principal payments on notes payable ................     (11,674)     (10,672)
    Borrowings from affiliate ..........................     306,184      164,000
                                                           ---------    ---------
    Net cash provided by financing activities ..........     294,510      153,328
                                                           ---------    ---------
NET DECREASE IN CASH AND CASH EQUIVALENTS ..............     (22,920)     (29,887)

CASH AND CASH EQUIVALENTS - Beginning of period ........      71,180       69,790
                                                           ---------    ---------
CASH AND CASH EQUIVALENTS - End of period ..............   $  48,260    $  39,903
                                                           =========    =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Cash paid during the period for interest ...........   $ 191,335    $ 200,944
                                                           =========    =========

                                   UNAUDITED
                             SEE ACCOMPANYING NOTES

                       SIERRA PACIFIC DEVELOPMENT FUND II
                             (A LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS
    ------------------------------------------------------------------------

1.    BASIS OF FINANCIAL STATEMENTS

In the opinion of the Partnership's management, these unaudited financial statements reflect all adjustments which are necessary for a fair presentation of its financial position at June 30, 1999 and results of operations and cash flows for the periods presented. All adjustments included in these statements are of a normal and recurring nature. These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Annual Report of the Partnership for the year ended December 31, 1998.

2.    RELATED PARTY TRANSACTIONS

Included in the financial statements for the six months ended June 30, 1999 and 1998 are affiliate transactions as follows:

                                                            JUNE 30
                                                   ---------------------------
                                                     1999               1998
                                                   --------           --------
             Management fees ...........           $ 55,105           $ 57,338
             Administrative fees .......            163,402            103,146
             Leasing fees ..............             12,173             37,553
             Construction fees .........                  0             16,754

3.    INVESTMENT IN UNCONSOLIDATED JOINT VENTURE

Sierra Mira Mesa Partners ("SMMP") was formed in 1985 between the Partnership and Sierra Pacific Pension Investors '84 ("SPPI'84"), an affiliate, to develop and operate the real property known as Sierra Mira Mesa, an office building, located in San Diego, California. The Partnership's initial ownership interest in SMMP was 51%; the remaining 49% was owned by SPPI'84. Effective December 31, 1996, the general partners amended the partnership agreement to allow for adjustments in the sharing ratio each year based upon the relative net contributions and distributions since inception of each general partner. At June 30, 1999 the Partnership's interest in SMMP is 33.01%; the remaining 66.99% interest is owned by SPPI'84.

The consolidated financial statements of SMMP include the accounts of SMMP and Sorrento I Partners, a majority owned California general partnership. Summarized income statement information for SMMP for the six months ended June 30, 1999 and 1998 follows:

                                    UNAUDITED

Sierra Pacific Development Fund II
Notes to Financial Statements
Page two

                                                     JUNE 30
                                            -------------------------
                                                1999           1998
                                            ----------     ----------
           Rental income ..............     $1,059,081     $  938,391
           Total revenues .............      1,170,121      1,040,153
           Operating expenses .........        361,757        378,712
           Share of unconsolidated
             joint venture loss .......         36,566         63,128
           Net income .................        269,349         74,196


As of June 30, 1999, SMMP holds a 35.10% interest in Sorrento II Partners ("SIIP"), a California general partnership with Sierra Pacific Institutional Properties V formed in 1993; a 6.55% interest in Sierra Creekside Partners ("SCP"), a California general partnership with Sierra Pacific Development Fund formed in 1994; and a 33.32% interest in Sierra Vista Partners ("SVP"), a California general partnership with Sierra Pacific Development Fund III formed in 1994.

Summarized income statement information for these Partnerships, which are accounted for by SMMP under the equity method, for the six months ended June 30, 1999 and 1998 follows:

                                                       SIIP
                                              -----------------------
                                                      JUNE 30
                                              -----------------------
                                                1999           1998
                                              --------       --------
           Rental income ..............       $554,777       $351,384
           Total revenues .............        554,777        351,384
           Operating expenses .........        243,567        201,480
           Net loss ...................         92,300        252,939

                                           SCP                       SVP
                                -----------------------     --------------------
                                         JUNE 30                   JUNE 30
                                -----------------------     --------------------
                                   1999          1998         1999        1998
                                ---------     ---------     --------     -------
Rental income ..............    $ 448,066     $ 490,069     $      0     $     0
Total revenues .............      448,066       490,069       11,907      93,656
Operating expenses .........      247,078       233,868       14,577      28,715
Net (loss) income ..........      (50,053)       (7,261)      (2,670)     64,941

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

(a)   Exhibits

      The following Exhibits are filed herewith pursuant to Rule 601 of Regulation S-K.

  Exhibit
  Number      Description of Exhibit
-----------   -----------------------------
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


                           SIERRA PACIFIC DEVELOPMENT FUND II
                           a Limited Partnership
                           S-P PROPERTIES, INC.
                           General Partner

Date:  AUGUST 4, 1999      /S/ THOMAS N. THURBER
       --------------      --------------------------
                           Thomas N. Thurber
                           President and Director


Date:  AUGUST 4, 1999      /S/ G. ANTHONY EPPOLITO
       --------------      --------------------------
                           G. Anthony Eppolito
                           Chief Accountant