Form 10-Q
period 1999-09-30
SIERRA PACIFIC DEVELOPMENT FUND II
filed 1999-11-08
CIK 719606

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For Quarter ended                      September 30, 1999
                         --------------------------------------------------
Commission file number                       0-12036
                         --------------------------------------------------




                       SIERRA PACIFIC DEVELOPMENT FUND II
                             (A LIMITED PARTNERSHIP)


         State of California                        95-3856271
-----------------------------------     -----------------------------------
   (State or other jurisdiction of       (I.R.S. Employer Identification
             or organization)                         Number)


  5850 San Felipe, Suite 450
        Houston, Texas                                77057
-----------------------------------      ----------------------------
   (Address of principal executive                  (Zip Code)


Registrant's telephone number,
including area code:                              (713)706-6271
                                         ----------------------------


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

                                                                         Page
                                                                        Number
                                                                        ------
Balance Sheets - September 30, 1999 and December 31, 1998                 5

Statement of Operations - For the Nine Months Ended September 30, 1999    6
and for the Three Months Ended September 30, 1999 and 1998

Statements of Changes in Partners' Equity - From April 29, 1983
(inception of Partnership) to December 31, 1998 and for the Nine          7
Months Ended September 30, 1999

Statements of Cash Flows - For the Nine Months Ended September 30, 1999
and 1998                                                                  8

Notes to Financial Statements                                             9


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

(b)         RESULTS OF OPERATIONS

Rental income for the nine months and three months ended September 30, 1999 increased by $57,000, or 3%, and by $34,000, or 6%, when compared to the corresponding periods in the prior year, primarily due to additional common area maintenance fee billings at Sierra Westlakes. This increase was partially offset as a result of a decrease in occupancy at Sierra Southwest Pointe from 97% at September 31, 1998 to 85% at September 30, 1999. Occupancy at 5850 San Felipe and Sierra Westlakes remained comparable between the same periods.

Operating expenses for the nine months ended September 30, 1999 increased $53,000, or 5%, when compared to the corresponding period in prior year, primarily due to an increase in property taxes and administrative costs. This increase was partially offset due to lower professional fees incurred during the period. Operating expenses for the three months ended September 30, 1999 decreased by $76,000, or 18%, principally as a result of a decrease in professional fees and administrative costs. Further, utilities and maintenance and repair costs were lower during the quarter.

Depreciation and amortization expenses for the nine months ended September 30, 1999 decreased by $32,000, or 5%, principally due to fully depreciated capitalized tenant improvements.

The Partnership's share of income (loss) from investment in SMMP was $121,000 for the nine months ended September 30, 1999 compared to ($37,000) for the corresponding period in the prior year. The Partnership had understated its share of loss from investment in SMMP in 1997 and recorded a $76,000 adjustment in the first quarter of 1998. SMMP generated increased income for the nine months ended September 30, 1999 when compared to the same period in 1998.

(c)         LIQUIDITY AND CAPITAL RESOURCES

In January 1999, the mortgage note on the Sierra Southwest Pointe property with a principal balance of $1,300,000 matured. A new loan in the amount of $1,500,000 was funded in August 1999 with the same lender. This loan bears interest at 8.35% per annum and calls for monthly principal and interest payments of $11,927. Such payments shall continue until September 2009, when the indebtedness is due in full. The net proceeds will primarily be used to pay accrued liabilities and to fund future capital improvements. The loan is secured by a trust deed on the Sierra Southwest Pointe property.

The Partnership is in a liquid position as of September 30, 1999 with cash and billed receivables of $624,000 compared to $354,000 of accrued and other liabilities. The Partnership's primary capital requirements will be for the construction of new tenant space.

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

                       SIERRA PACIFIC DEVELOPMENT FUND II
                             (A LIMITED PARTNERSHIP)

                                 BALANCE SHEETS
                    SEPTEMBER 30, 1999 AND DECEMBER 31, 1998
--------------------------------------------------------------------------------

                                                  September 30, 1999   December 31, 1998
                                                  ------------------   -----------------
ASSETS

Cash and cash equivalents ......................     $   446,186         $    71,180
Receivables:
  Note, net of deferred gain of $736,271 .......       2,772,729           2,772,729
  Unbilled rent ................................         246,960             277,328
  Billed rent ..................................         177,327              79,259
  Due from affiliates ..........................       1,005,459           1,005,459
  Other receivables ............................         306,049               7,946
Income-producing properties - net of
  accumulated depreciation and valuation
  allowance of $3,619,948 and $3,117,658,
  respectively .................................      10,572,817          10,899,304
Investment in unconsolidated joint venture .....       3,310,926           3,193,894
Other assets ...................................         884,256           1,035,815
                                                     -----------         -----------

Total Assets ...................................     $19,722,709         $19,342,914
                                                     ===========         ===========

LIABILITIES AND PARTNERS' EQUITY


Accrued and other liabilities ..................     $   354,355         $   579,821
Due to affiliate ...............................         306,184                   0
Notes payable ..................................       6,412,314           6,231,204
                                                     -----------         -----------

Total Liabilities ..............................       7,072,853           6,811,025
                                                     -----------         -----------

Partners' equity:
  General Partner ..............................               0                   0
  Limited Partners:
    Class A Limited Partners:
      60,000 units authorized,
      56,674 issued and outstanding ............       8,273,453           8,196,299

    Class B Limited Partners:
      60,000 units authorized,
      29,979 issued and outstanding ............       4,376,403           4,335,590
                                                     -----------         -----------

Total Partners' equity .........................      12,649,856          12,531,889
                                                     -----------         -----------

Total Liabilities and Partners' equity .........     $19,722,709         $19,342,914
                                                     ===========         ===========

                                   UNAUDITED
                             SEE ACCOMPANYING NOTES

                       SIERRA PACIFIC DEVELOPMENT FUND II
                             (A LIMITED PARTNERSHIP)

                            STATEMENTS OF OPERATIONS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
           AND FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

--------------------------------------------------------------------------------

                                                        Nine Months Ended           Three Months Ended
                                                          September 30,                 September 30,
                                                  ---------------------------     --------------------------
                                                     1999             1998           1999            1998
                                                  -----------     -----------     -----------    -----------
REVENUES:
  Rental income ..............................    $ 1,797,273     $ 1,739,891     $   603,248    $   569,537
  Interest income ............................        307,543         281,420         102,775         95,102
                                                  -----------     -----------     -----------    -----------
                     Total revenues ..........      2,104,816       2,021,311         706,023        664,639
                                                  -----------     -----------     -----------    -----------
EXPENSES:
  Operating expenses .........................      1,130,210       1,077,146         336,784        412,666
  Depreciation and amortization ..............        652,328         684,481         217,823        219,025
  Interest ...................................        324,986         330,633         110,664        109,976
                                                  -----------     -----------     -----------    -----------
                     Total costs and expenses       2,107,524       2,092,260         665,271        741,667
                                                  -----------     -----------     -----------    -----------

(LOSS) INCOME BEFORE PARTNERSHIP'S
   SHARE OF UNCONSOLIDATED JOINT
   VENTURE INCOME (LOSS) .....................         (2,708)        (70,949)         40,752        (77,028)
                                                  -----------     -----------     -----------    -----------
PARTNERSHIP'S SHARE OF UNCONSOLIDATED
   JOINT VENTURE INCOME (LOSS) ...............        120,675         (36,596)         30,906         14,216
                                                  -----------     -----------     -----------    -----------
NET INCOME (LOSS) ............................    $   117,967     $  (107,545)    $    71,658    $   (62,812)
                                                  ===========     ===========     ===========    ===========
Net income (loss) per limited partnership unit    $      1.36     $     (1.24)    $      0.83    $     (0.72)
                                                  ===========     ===========     ===========    ===========

                                   UNAUDITED
                             SEE ACCOMPANYING NOTES

                       SIERRA PACIFIC DEVELOPMENT FUND II
                             (A LIMITED PARTNERSHIP)

                    STATEMENTS OF CHANGES IN PARTNERS' EQUITY
       FROM APRIL 29, 1983 (INCEPTION OF PARTNERSHIP) TO DECEMBER 31, 1998
                AND FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999

--------------------------------------------------------------------------------

                                                    Limited Partners                                                     Total
                                      ----------------------------------------------                   General          Partners'
                                        Class A          Class B           Total        Per Unit       Partner           Equity
                                      ------------     ------------     ------------    --------     ------------     ------------

Proceeds from sale of
  partnership units ................. $ 14,392,000     $  7,579,000     $ 21,971,000     $250.00                      $ 21,971,000
Underwriting commissions
  and other organization expenses ...   (1,939,045)      (1,021,124)      (2,960,169)     (33.68)                       (2,960,169)
Repurchase of 1,231 partnership
   units ............................     (177,934)         (66,167)        (244,101)       0.06                          (244,101)
Cumulative net income (loss)
  (to December 31, 1998) ............     (393,677)        (208,839)        (602,516)      (6.96)    $     46,674         (555,842)
Cumulative distributions
  (to December 31, 1998) ............   (3,685,045)      (1,947,280)      (5,632,325)     (64.80)         (46,674)      (5,678,999)
                                      ------------     ------------     ------------     -------     ------------     ------------
Partners' equity -
  January 1, 1999 ...................    8,196,299        4,335,590       12,531,889      144.62                0       12,531,889
Net income ..........................       77,154           40,813          117,967        1.36                           117,967
                                      ------------     ------------     ------------     -------     ------------     ------------
Partners' equity - September 30, 1999 $  8,273,453     $  4,376,403     $ 12,649,856     $145.98     $          0     $ 12,649,856
                                      ============     ============     ============     =======     ============     ============

                                   UNAUDITED
                             SEE ACCOMPANYING NOTES

                       SIERRA PACIFIC DEVELOPMENT FUND II
                             (A LIMITED PARTNERSHIP)

                            STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

--------------------------------------------------------------------------------

                                                               1999            1998
                                                            -----------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss) ....................................    $   117,967     $  (107,545)
  Adjustments to reconcile net income (loss)
  to cash provided by operating activities:
    Depreciation and amortization ......................        652,328         684,481
    Undistributed (income) loss of unconsolidated
      joint venture ....................................       (120,675)         36,596
    Increase in rent receivable ........................        (67,700)        (56,854)
    Increase in other receivables ......................       (298,103)       (241,902)
    Decrease (increase) in other assets ................         28,916        (210,674)
    (Decrease) increase in accrued and other liabilities       (225,466)         94,222
                                                            -----------     -----------

    Net cash provided by operating activities ..........         87,267         198,324
                                                            -----------     -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Payments for property additions ....................       (199,555)       (411,877)
                                                            -----------     -----------

    Net cash used in investing activities ..............       (199,555)       (411,877)
                                                            -----------     -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Funding of note payable secured by property ........      1,500,000               0
    Principal payments on notes payable ................     (1,318,890)        (17,270)
    Borrowings from affiliate ..........................        306,184         206,000
                                                            -----------     -----------

    Net cash provided by financing activities ..........        487,294         188,730
                                                            -----------     -----------

NET INCREASE (DECREASE) IN CASH
    AND CASH EQUIVALENTS ...............................        375,006         (24,823)

CASH AND CASH EQUIVALENTS - Beginning of period ........         71,180          69,790
                                                            -----------     -----------

CASH AND CASH EQUIVALENTS - End of period ..............    $   446,186     $    44,967
                                                            ===========     ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
    INFORMATION:
    Cash paid during the period for interest ...........    $   300,206     $   311,027
                                                            ===========     ===========

                                   UNAUDITED
                             SEE ACCOMPANYING NOTES

                       SIERRA PACIFIC DEVELOPMENT FUND II
                             (A LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS
    ------------------------------------------------------------------------

1.    BASIS OF FINANCIAL STATEMENTS

In the opinion of the Partnership's management, these unaudited financial statements reflect all adjustments which are necessary for a fair presentation of its financial position at September 30, 1999 and results of operations and cash flows for the periods presented. All adjustments included in these statements are of a normal and recurring nature. These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Annual Report of the Partnership for the year ended December 31, 1998.

2.    RELATED PARTY TRANSACTIONS

Included in the financial statements for the nine months ended September 30, 1999 and 1998 are affiliate transactions as follows:

                                             September 30
                                         --------------------
                                           1999        1998
                                         --------    --------
                  Management fees ...    $ 83,323    $ 86,229
                  Administrative fees     216,879     175,095
                  Leasing fees ......      29,957      38,295
                  Construction fees .           0      16,754

3.           INVESTMENT IN UNCONSOLIDATED JOINT VENTURE

Sierra Mira Mesa Partners ("SMMP") was formed in 1985 between the Partnership and Sierra Pacific Pension Investors '84 ("SPPI'84"), an affiliate, to develop and operate the real property known as Sierra Mira Mesa, an office building, located in San Diego, California. The Partnership's initial ownership interest in SMMP was 51%; the remaining 49% was owned by SPPI'84. Effective December 31, 1996, the general partners amended the partnership agreement to allow for adjustments in the sharing ratio each year based upon the relative net contributions and distributions since inception of each general partner. At September 30, 1999 the Partnership's interest in SMMP is 33.01%; the remaining 66.99% interest is owned by SPPI'84.

The consolidated financial statements of SMMP include the accounts of SMMP and Sorrento I Partners, a majority owned California general partnership. Summarized income statement information for SMMP for the nine months ended September 30, 1999 and 1998 follows:

                                    UNAUDITED

Sierra Pacific Development Fund II
Notes to Financial Statements
Page two

                                              September 30
                                         ------------------------
                                            1999          1998
                                         ------------------------
              Rental income .........    $1,581,014    $1,402,947
              Total revenues ........     1,748,607     1,556,950
              Operating expenses ....       546,496       571,196
              Share of unconsolidated
                joint venture loss ..        50,092       101,443
              Net income ............       358,835       116,785



As of September 30, 1999, SMMP holds a 35.10% interest in Sorrento II Partners ("SIIP"), a California general partnership with Sierra Pacific Institutional Properties V formed in 1993; a 6.55% interest in Sierra Creekside Partners ("SCP"), a California general partnership with Sierra Pacific Development Fund formed in 1994; and a 33.32% interest in Sierra Vista Partners ("SVP"), a California general partnership with Sierra Pacific Development Fund III formed in 1994.

Summarized income statement information for these Partnerships, which are accounted for by SMMP under the equity method, for the nine months ended September 30, 1999 and 1998 follows:

                                                SIIP
                                       -----------------------
                                            September 30
                                       -----------------------
                                          1999         1998
                                       -----------------------
                 Rental income ....    $ 831,944     $ 554,735
                 Total revenues ...      831,944       554,735
                 Operating expenses      338,169       292,399
                 Net loss .........     (127,792)     (350,695)



                                   SCP                          SVP
                         ---------------------------------------------------
                               September 30                September 30
                         ---------------------------------------------------
                            1999          1998           1999         1998
                         ---------------------------------------------------
   Rental income ....    $ 682,407     $ 706,189     $       0     $       0
   Total revenues ...      682,407       706,189        11,907        93,656
   Operating expenses      376,008       357,587        14,577        33,075
   Net (loss) income       (66,373)      (50,279)       (2,670)       60,581

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

(a)   Exhibits

      The following Exhibits are filed herewith pursuant to Rule 601 of Regulation S-K.

 Exhibit
  Number      Description of Exhibit
---------    ------------------------------
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

                            SIERRA PACIFIC DEVELOPMENT FUND II
                            a Limited Partnership
                            S-P PROPERTIES, INC.
                            General Partner


Date:  NOVEMBER 4, 1999     /s/ THOMAS N. THURBER
       ----------------     ------------------------------
                                Thomas N. Thurber
                                President and Director

Date:  NOVEMBER 4, 1999     /s/ G. ANTHONY EPPOLITO
       ----------------     ------------------------------
                                G. Anthony Eppolito
                                Chief Accountant