Form 10-K
period 1999-12-31
SIERRA PACIFIC DEVELOPMENT FUND II
filed 2000-03-30
CIK 719606

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C. 20549

                                    Form 10-K
              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1999     Commission file number : 0-12036


                       SIERRA PACIFIC DEVELOPMENT FUND II
                       (A CALIFORNIA LIMITED PARTNERSHIP)

         State of California                              95-3856271
--------------------------------------         ---------------------------------
   (State or other jurisdiction of                       (I.R.S. Employer
     incorporation or organization)                   Identification Number)


     5850 San Felipe, Suite 450
           Houston, Texas                                   77057
--------------------------------------         ---------------------------------
   (Address of principal executive
             offices)                                    (Zip Code)


Registrant's telephone
number, including area code:                      (713) 706-6271
                                    --------------------------------------------

                           5850 San Felipe, Suite 500
                              Houston, Texas 77057
--------------------------------------------------------------------------------
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

                       DOCUMENTS INCORPORATED BY REFERENCE

     Annual Report to Limited Partners for the Year Ended December 31, 1999 is incorporated by reference into Parts II and III

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

The Partnership's activities during the preceding five years have involved the ownership and operation of four real estate projects in Texas:


                                                              RENTABLE
                                                               SQUARE
           PROJECT NAME, LOCATION        TYPE OF REAL ESTATE   FOOTAGE
           ----------------------        -------------------  --------
 Sierra Technology Center, Austin (A)    Industrial/office     108,205
 Sierra Westlakes, San Antonio           Industrial/office      95,370
 Sierra Southwest Pointe, Houston        Industrial/warehouse  100,868
 5850 San Felipe, Houston  (B)           Office                100,900
     (A)  SOLD DECEMBER 1994.
     (B) ACQUIRED DECEMBER 1994 AS PARTIAL COMPENSATION FOR THE SALE OF SIERRA TECHNOLOGY CENTER.

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

In 1985, Sierra Mira Mesa Partners ("SMMP"), a California general partnership, was formed with Sierra Pacific Pension Investors `84 ("SPPI'84"). SMMP was initially created to develop and operate the office building known as Sierra Mira Mesa in San Diego, California. The Partnership's initial ownership interest in SMMP was 51%; the remaining 49% was owned by SPPI'84. Effective December 31, 1996, the general partners amended the partnership agreement to allow for adjustments in the sharing ratio each year based upon the relative net contributions and distributions since inception of each general partner. In conjunction with this amendment, the general partners forgave the December 31, 1996 balances of advances due from SMMP and included these amounts as adjustments to their respective equity accounts. As a result, the sharing ratio in effect for 1997, 1998 and 1999 was 45.58%, 33.74% and 33.01%, respectively, for the Partnership and 54.42%, 66.26% and 66.99%, respectively, for SPPI'84. On January 1, 2000, the sharing ratio will be decreased to 30.17% for the Partnership and increased to 69.83% for SPPI'84 to reflect the 1999 contributions and distributions.

SMMP also holds an 88.12% interest in Sorrento I Partners (a California general partnership with Sierra Pacific Development Fund III formed in 1993), a 35.10% interest in Sorrento II Partners (a California general partnership with Sierra Pacific Institutional Properties V formed in 1993), a 6.55% interest in Sierra Creekside Partners (a California general partnership with Sierra Pacific Development Fund formed in 1994), and a 33.32% interest in Sierra Vista Partners (a California general partnership with Sierra Pacific Development Fund III formed in 1994).

Audited financial statements of Sierra Mira Mesa Partners are included in the Annual Report to the Limited Partners attached as an Exhibit.

(B.) NARRATIVE DESCRIPTION OF BUSINESS. The Partnership owns and operates three projects in Texas as described above. Each of the projects is occupied by more than one tenant, the most significant of which is Sears at Sierra Westlakes. Rental income from Sears totaled $432,000, or 18%, of total 1999 rental income.

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

Operations of the Partnership through 1999 have been consistent with the intent of the original prospectus in that the Partnership has invested in real estate projects that had the potential for capital gains, preservation of capital, and providing distributable cash flow partially sheltered from Federal income tax. However, the Partnership and its real estate have been adversely affected by the Tax Reform Act of 1986, aggressive lending by banks that resulted in commercial real estate overbuilding, and subsequent severe recessions. The original intention to sell its real estate investments after a three to five year holding period has been delayed indefinitely. As of December 31, 1999, the Partnership had paid cash distributions of $64.80 for each $250 unit investment and remaining partners' equity was computed at $131.03 per unit. Thus, if the Partnership were to be liquidated at the end of 1999 at book value, each $250 investment would have returned a total of $195.83.

The General Partner's goal is to continue operating the properties until such time as rental rates return to the level necessary to support new commercial and industrial building development. At that time, the properties may be sold at prices substantially greater than current book values.

ITEM 2.      PROPERTIES

The Partnership owns three properties in Texas including one office building and two industrial buildings. The three buildings represent 297,138 square feet of rentable space. Details of the individual properties and the respective tenants/leases follow. During 1999, the Partnership owned a 33.01% interest in a fourth property - Sierra Mira Mesa, an office building in San Diego, California. The Partnership also had an indirect 29.08% interest in an industrial property known as Sorrento I in San Diego, California. Ownership interest is subject to adjustment yearly based upon the relative contributions of the partners.

5850 SAN FELIPE - HOUSTON, TEXAS

This property includes one office building comprising 100,900 rentable square feet and is 98% occupied at December 31, 1999. The average effective annual rent per square foot at December 31, 1999 is $11.82. The principal businesses carried on from the building are of the service sector - executive suites, property management, health care and governmental services.

The property is encumbered by a mortgage lien in favor of Mutual Life Insurance Company of New York with a principal balance of $3,000,000 at December 31, 1999. In March 1996, the loan was modified to reduce the interest rate on this debt to 5% from the previous 8.5% in exchange for a principal paydown of $1,002,000. The loan requires monthly, interest-only payments through April 2004, the loan maturity date. Assuming no prepayment of principal, the principal balance due at maturity will be $3,000,000. No prepayment penalty is associated with this mortgage loan.

                         SUMMARY OF SIGNIFICANT TENANTS

As of December 31, 1999, twenty-nine tenants occupy the office building. Two tenants, an executive suite service company and health care service company, occupy more than ten percent of the rentable square footage of the building. Details of the significant leases are as follows:

                                              PERCENT OF                                       PERCENT OF
                               SQUARE FEET     RENTABLE     EFFECTIVE RENT     EFFECTIVE      GROSS ANNUAL
TENANTS OF 5850 SAN FELIPE       OCCUPIED     SQUARE FEET    PER SQUARE FOOT  RENT PER ANNUM       RENT         EXPIRATION OF LEASE
----------------------------- ------------- --------------- ---------------- --------------- ---------------- ----------------------
Third Coast Business Centers        17,502             17%           $ 9.26       $ 162,099              14%      December 2004
Kimberly Home Health                10,903             11%            10.90         118,874              10%      September 2001
Kimberly Home Health                 1,746              2%            13.00          22,698               2%        April 2003
Tenants Occupying <10% sq ft        68,243             68%            12.59         859,510              74%         Various
                              ------------- --------------- ---------------- --------------- ----------------
Total Rented Space                  98,394             98%          $ 11.82      $1,163,181             100%

Vacancies                            2,506              2%
                              ------------- ---------------

Total Rentable Space               100,900            100%
                              ============= ===============

Reference is made to Item 13 of Form 10-K for a further discussion of Third Coast Business Centers.

                         SUMMARY OF LEASES BY EXPIRATION

One tenant in 5850 San Felipe is on month a month lease, the other twenty-eight tenants are on leases scheduled to expire over the next eight years as indicated in the table below.

Year of expiration           2000        2001         2002        2003        2004       2005    2006       2007           Totals
Number of tenants               3           6            9           6           2          1       0          1               28
Percent of tot. tenants        10%         21%          31%         21%          7%         3%      0%         3%              97%
Tot. area (sq. feet)        3,855      24,677       20,025      20,916      19,509      2,197       0      6,656           97,835
Annual rent              $ 44,969   $ 277,727    $ 254,373   $ 267,204   $ 189,900   $ 29,816     $ 0    $90,240       $1,154,229
Per. gross annual rent          4%         24%          22%         23%         16%         2%      0%         8%              99%

SIERRA SOUTHWEST POINTE - HOUSTON, TEXAS

This property includes one industrial building comprising 100,868 rentable square feet and is 78% occupied at December 31, 1999. The average effective annual rent per square foot at December 31, 1999 is $5.53. The principal businesses carried on from the building are healthcare, manufacturing, retail, fitness, and church services.

The property was encumbered by a mortgage lien in favor of American General Mortgage Company with a principal balance of $1,069,837 at September 30, 1997, the loan maturity date. The mortgage bore interest at 10% and was payable in monthly installments of $14,207 through September 1997, the loan maturity date. Upon maturity of this loan, Heller Financial Corporation provided $1,300,000 secured by a mortgage lien collateralized by certain land and buildings. This loan was due in monthly interest only payments computed at the LIBOR rate plus 300 basis points. The note matured in January 1999. In August 1999, the note balance was paid and a new loan in the amount of $1,500,000 was funded with the same lender. The new mortgage bears interest at 8.35% per annum and calls for monthly principal and interest payments of $11,927. Such payments shall continue until September 2009, when the indebtedness is due in full. The loan is secured by a trust deed on the Sierra Southwest Pointe property. The obiligee on the note is Sierra Southwest Pointe, LLC. As of December 31, 1999, the loan balance was $1,494,678.

                         Summary of Significant Tenants

Sixteen tenants occupy the building at December 31, 1999. No tenant occupies ten percent or more of the rentable square footage of the building as of December 31, 1999.


                         SUMMARY OF LEASES BY EXPIRATION

There are five month to month leases and eleven term leases that are scheduled to expire over the next five years as indicated in the table below.

Year of expiration                            2000              2001             2002             2003            Totals
Number of tenants                                2                 4                3                2                11
Percent of total tenants                        13%               25%              19%              13%               69%
Total area (square feet)                     7,508            13,873           20,702           12,001            54,084
Annual rent                               $ 48,855          $ 85,899        $ 118,419          $94,490          $347,663
Percent gross annual rent                      11%               20%              27%              22%                80%

SIERRA WESTLAKES DEVELOPMENT - SAN ANTONIO, TEXAS

This property includes one industrial building comprising 95,370 rentable square feet and is 75% occupied at December 31, 1999. The average effective annual rent per square foot at December 31, 1999 is $8.67. The property has only two tenants whose principal businesses are distribution and manufacturing. Details of their leases follow.

The property is encumbered by a mortgage lien in favor of Westmark Commercial Mortgage Fund II with a principal balance of $1,902,438 at December 31, 1999. The mortgage bears interest at 9% and is payable in monthly installments of $16,784 through March 2006, the loan maturity date. Payments are amortized over a 300 month period with a principal balance of $1,654,784 due at maturity assuming no payment has been made on principal in advance of its due date.

                         SUMMARY OF SIGNIFICANT TENANTS

                                                   PERCENT OF                                       PERCENT OF
         TENANTS OF                 SQUARE FEET     RENTABLE     EFFECTIVE RENT     EFFECTIVE      GROSS ANNUAL        EXPIRATION
  SIERRA WESTLAKES DEVELOPMENT       OCCUPIED     SQUARE FEET    PER SQUARE FOOT  RENT PER ANNUM       RENT             OF LEASE
---------------------------------- ------------- --------------- ---------------- --------------- ---------------- -----------------
Sears                                    45,935             48%           $ 9.40       $ 431,789              70%      December 2007
Felco Office Systems                     25,357             27%             7.35         186,323              30%      February 2001
                                   ------------- --------------- ---------------- --------------- ----------------

Total Rented Space                       71,292             75%           $ 8.67       $ 618,112             100%

Vacancies                                24,078             25%
                                   ------------- ---------------

Total Rentable Space                     95,370            100%
                                   ============= ===============

DEPRECIABLE PROPERTY     Reference is made to Schedule III of Form 10-K.

REAL ESTATE TAXES

                             Real Estate Tax as
                               % of Assessed      1999 Real Estate Tax
Property                            Value              Obligation
------------------------------------------------------------------------
o     5850 San Felipe
        Houston, Texas                    2.84%                 $121,964

o     Sierra Southwest Pointe
        Houston, Texas                    2.95%                  $70,310

o     Sierra Westlake Development
        San Antonio, Texas                2.89%                  $90,252

INSURANCE

In the opinion of management, the properties are adequately covered by insurance.

SIERRA MIRA MESA - SAN DIEGO, CALIFORNIA

Sierra Mira Mesa office building consists of 89,560 rentable square feet and is 100% occupied at December 31, 1999. The principal business carried on from the building is insurance. The average effective annual rent per square foot at December 31, 1999 is $19.94.

                         SUMMARY OF SIGNIFICANT TENANTS

Only one of the five tenants occupies ten percent or more of the rentable square footage of the building. The principal business of this significant tenant is insurance. Details of this significant tenant and its lease follow:

             TENANTS                             PERCENT OF                                       PERCENT OF
                                  SQUARE FEET     RENTABLE     EFFECTIVE RENT     EFFECTIVE      GROSS ANNUAL
                                   OCCUPIED     SQUARE FEET    PER SQUARE FOOT  RENT PER ANNUM       RENT        EXPIRATION OF LEASE
-------------------------------- ------------- --------------- ---------------- --------------- ---------------- -------------------
State Comp. Insurance Fund             74,567             83%          $ 19.79     $ 1,475,948              83%      February 2003
Tenants Occupying <10% sq ft           14,888             17%            20.64         307,355              17%         Various
-------------------------------- ------------- --------------- ---------------- --------------- ----------------
Total Rented Space                     89,455            100%          $ 19.94      $1,783,303             100%

Vacancies                                 105              0%
                                 ------------- ---------------

Total Rentable Space                   89,560            100%
                                 ============= ===============

                         SUMMARY OF LEASES BY EXPIRATION

The Property's five tenants have leases scheduled to expire over the next nine years as scheduled below.

Year of expiration            2000        2001   2002           2003       2004     2005     2006      2007         2008    Totals
Number of tenants                1           1      0              1          1        0        0         0            1          5
Percent of tot. tenants         20%         20%     0%            20%        20%       0%       0%        0%          20%       100%
Tot. area (square feet)      2,651         762      0         74,567      4,762        0        0         0        6,713      89,455
Annual rent               $ 40,607     $12,000    $ 0    $ 1,475,948  $ 100,002      $ 0      $ 0       $ 0     $154,746  $1,783,303
Per. gross annual rent           2%          1%     0%            83%         5%       0%       0%        0%           9%       100%

                              DEPRECIABLE PROPERTY

                     Sierra Mira Mesa, San Diego, California
                   Office Building - Income-Producing Property

                                                                                                TENANT
                                                 LAND                  BUILDINGS              IMPROVEMENTS             TOTAL
                                        ----------------------- ------------------------ --------------------- ---------------------
Historical Cost & Tax Basis                 $    2,480,940         $     6,294,326         $       529,732        $     9,304,998

Accumulated Depreciation                                                (2,612,091)               (210,492)            (2,822,583)
                                        ----------------------- ------------------------ --------------------- ---------------------
Net Carrying Value                          $    2,480,940         $     3,682,235         $       319,240        $     6,482,415
                                        ======================= ======================== ===================== =====================
Depreciation Method                         Not Applicable           Straight-line           Straight-line
Depreciable Life                            Not Applicable              5-30 Years              1-10 Years


REAL ESTATE TAXES The real estate tax obligation for 1999 is approximately 1.12% of the assessed value or $72,469.

INSURANCE         In the opinion of management, the property is adequately
                  covered by insurance.

ENCUMBRANCES      The property is encumbered by a mortgage lien in favor of
                  Lincoln National Life Insurance Company with a principal balance of $4,543,984 at December 31, 1999. The mortgage bears interest at 7.74%. Monthly principal and interest payments of $51,739 are due through maturity at October 2010. The note is subject to prepayment penalties of approximately 1% of the outstanding principal balance between months 25 and 177 of the loan term.

SORRENTO I - SAN DIEGO, CALIFORNIA

Sorrento I is an industrial building with 43,100 square feet of rentable space. One tenant began leasing the entire 43,100 rentable square feet of Sorrento I in 1996. Rental income of $23,636 per month is recognized under this lease, which expires in April 2003. The effective annual rent per square foot at December 31, 1999 is $6.58. The principal business of the tenant is research and development in the communications sector.

                              DEPRECIABLE PROPERTY

                        Sorrento I, San Diego, California
                   Office Building - Income-Producing Property

                                                                                               TENANT
                                                 LAND                  BUILDINGS             IMPROVEMENTS               TOTAL
                                        ----------------------- ------------------------ --------------------- ---------------------
Historical Cost & Tax Basis                 $      1,305,518       $       1,347,961       $       329,299        $     2,982,778

Accumulated Depreciation                                                    (579,615)             (162,182)              (741,797)
                                        ----------------------- ------------------------ --------------------- ---------------------

Net Carrying Value                          $      1,305,518       $         768,346       $       167,117        $     2,240,981
                                        ======================= ======================== ===================== =====================

Depreciation Method                         Not Applicable             Straight-line          Straight-line
Depreciable Life                            Not Applicable               10-30 Years             7-10 Years

REAL ESTATE TAXES The real estate tax obligation for 1999 is approximately 1.11%
                  of the assessed value or $29,672.

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

                  CGS Real Estate Company, Inc. ("CGS"), an affiliate of the General Partner, acquired the note and security documents from the bank in May 1996. In connection with the purchase of the bank note and security documents by CGS, SIP made a principal payment to the bank of $750,000 and entered into a $750,000 note agreement with CGS.

                  A modification agreement was entered into on September 30, 1997. The interest rate remained fixed at 9.34% through October 1998, at which time the rate converted to the one-year treasury rate plus 375 basis points. The note was amortized over a 210-month term and payments were $6,048 per month, principal and interest inclusive until maturity in March 2015.

                  In August 1999, the CGS note with a principal balance of $607,693 was paid. On the same date, SIP entered into a new loan agreement with Finova Realty Capital, Inc. in the amount of $1,637,500. This loan, which is secured by the Sorrento I property, bears interest at 8.75% per annum. Monthly payments of $12,882, consisting of both principal and interest, are due until maturity in September 2009. The note balance as of December 31, 1999 was $1,635,054.

ITEM 3.      LEGAL PROCEEDINGS

In November 1995, a limited partner of the Partnership, on their own behalf and on behalf of all others similarly situated, filed a lawsuit against S-P Properties, Inc., the General Partner of the Partnership, among others, in the Superior Court of the State of California, County of Los Angeles (the "Court"). This suit alleged breach of fiduciary duty and breach of contract. The Plaintiff's claims relate to three loans made to affiliates, two by the Partnership and one by Sierra Mira Mesa Partners ("SMMP"), which were allegedly improper or made below market rates. The Plaintiffs were seeking unspecified compensatory and punitive damages and removal of the General Partner.

In September 1997, the Court denied the Plaintiff's motion for class certification, but granted the Plaintiff leave to file an amended complaint. The Partnership demurred to all class action allegations in the amended complaint. The Court granted the demurred without leave to amend, thereby reducing the Plaintiff's allegations to a derivative suit.

In December 1999, as a compromise to all claims asserted in what became a derivative action on behalf of the Partnership, the parties agreed to enter into a Mutual Compromise and Settlement (the "Settlement"). The Settlement provides for a complete release of the Partnership, general partners and all affiliates. As part of the material terms of the Settlement, S-P Properties, as the general partner of the Partnership, on or before December 31, 2000, will call and collect the two demand notes with balances of $1,012,698 and $3,798,900, respectively, at December 31, 1999 and a portion of the SMMP loan (the date of collection being referred to herein as the "Payment Date"). In the case of the SMMP loan, the amount due being that percentage of the loan that is equal to the Partnership's interest in SMMP, and in any event no less than thirty percent (30%). The loan proceeds received by the Partnership, totaling approximately $5,600,000, will be distributed on a per-unit basis to the limited partners and assignees of the Partnership of record as of the Payment Date. The Partnership will pay Plaintiff's attorneys' fees of $1,000,000. The Plaintiff, on behalf of the Partnership, will dismiss the entire action with prejudice. The court approved the Settlement on February 9, 2000.

S-P Properties, Inc. has denied and continues to deny that it has committed any violations of law, and states that it has entered into the Settlement solely to eliminate the burden and expense of further litigation.


ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

                                     PART II


ITEM 5.      MARKET FOR THE REGISTRANT'S PARTNERS' EQUITY AND RELATED MATTERS

As of December 31, 1999, the number of security holders is as follows:

                                                                 NUMBER OF
                                                    NUMBER        RECORD
                                                   OF UNITS       HOLDERS
                                                  ---------     -----------
              Limited Partners:
                 Class A Units                       56,674        2,917
                 Class B Units                       29,979          783

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

The Partnership paid cash distributions of $0, $0 and $.58 per limited partnership unit during the years ended December 31, 1999, 1998 and 1997, respectively. There are no contractual or other restrictions on the Partnership's ability to make such distributions.

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

Overview:

The following discussion should be read in conjunction with the Selected Financial Data and the Partnership's Consolidated Financial Statements and Notes thereto incorporated by reference to the Annual Report to the Limited Partners attached as an Exhibit. As of December 31, 1999, the Partnership owns three properties, Sierra Westlakes, Sierra Southwest Pointe and 5850 San Felipe. The Partnership sold its interest in the Sierra Technology property on December 31, 1994. In addition, the Partnership holds a 33.01% interest in Sierra Mira Mesa Partners ("SMMP"). SMMP owns an office building - Sierra Mira Mesa in San Diego, California.

Results of Operations:

COMPARISON OF YEAR ENDED DECEMBER 31, 1999 TO YEAR ENDED DECEMBER 31, 1998.

Rental income increased by $59,000, or 3%, for the year ended December 31, 1999 when compared to the prior year, primarily due to an increase in rental rates at 5850 San Felipe and Sierra Southwest Pointe. The weighted-average effective annual rent per square foot, on an accrual basis, increased from $11.36 to $11.82 at 5850 San Felipe and from $5.11 to $5.53 at Sierra Southwest Pointe in 1999. Rental rates at Sierra Westlakes remained unchanged. This increase was partially offset due a decrease in occupancy at Sierra Southwest Pointe from 94% at December 31, 1998 to 78% at December 31, 1999. Occupancy at 5850 San Felipe and Sierra Westlakes remained comparable between the two years.

Total operating expenses increased by $1,274,000, or 53%, in comparison to the prior year, principally due to the settlement of a lawsuit against the Partnership. As stipulated in the settlement agreement, not withstanding other terms and conditions, the Partnership agreed to pay the plaintiff's attorney fees of $1,000,000. These fees and other legal costs associated with the lawsuit were included in operating expenses for the year ended December 31, 1999. The increase in total operating expenses was also attributable to higher administrative costs and maintenance and repair expenses incurred during the year. In addition, a loan made to an affiliate in 1996 and a rent receivable balance from a former tenant was deemed uncollectible and subsequently written-off to bad debt expense in 1999. Further, property taxes rose primarily as a result of an increase in the assessed value of 5850 San Felipe and Sierra Southwest Pointe.

The Partnership's share of income (loss) from its investment in SMMP was $160,000 for the year ended December 31, 1999 compared to $(15,000) for the prior year. SMMP generated income for the years ended December 31, 1999 and 1998. The Partnership's loss from its investment in SMMP in the prior year was largely due to a $76,000 adjustment recorded in the first quarter of 1998 to correct an understatement of its share of unconsolidated joint venture loss in 1997.

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

Liquidity and Capital Resources:

The Partnership generated cash from operations of $85,000 during 1999. In 1999, the Partnership paid $387,000 for property additions and $59,000 for leasing commissions. The Partnership's joint venture, SMMP, made net distributions of $326,000 to assist with the funding of these expenditures.

In January 1999, the $1,300,000 mortgage note on the Sierra Southwest Pointe property matured. In August 1999, the note was paid and a new $1,500,000 loan agreement was entered into with the same lender. The new mortgage bears interest at 8.35% per annum and calls for monthly principal and interest payments of $11,927. Such payments shall continue until September 2009, when the indebtedness is due in full. Net proceeds will primarily be used to pay accrued liabilities and to fund future capital expenditures. The loan is secured by a trust deed on the Sierra Southwest Pointe property.

The Partnership is in an illiquid position at December 31, 1999 with cash and billed rents of $401,000 and current liabilities of $1,362,000, which includes accrued legal fees of $1,000,000 (See "Legal Proceedings"). In February and March 2000, the Partnership made scheduled payments totaling $500,000 of the accrued legal fees. The remaining $500,000 due by December 31, 2000 is expected to be funded from the operation of the properties and distributions from SMMP.

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

The Partnership did not experience any major system failures or disruptions in operations over the year 2000 transition. All systems have continued to operate as normal.

The Partnership did not separately track internal costs related to the Year 2000 issue and Partnership management believes these amounts did not have a material impact on the Partnership's financial position or results of operations.

The Partnership employs a property management company to manage, operate and lease the properties. The management company did not experience any major systems failures or disruptions in operations at the property. The Partnership remains confident that no Year 2000 issues with the property management company or other third parties will arise in the future although no guarantees can be made to that effect.

ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following financial statements and independent auditors' report are incorporated by reference to the Annual Report to the Limited Partners attached as an Exhibit.

1.    Independent Auditors' Report

2.    Consolidated Balance Sheets - December 31, 1999 and 1998

3.    Consolidated Statements of Operations - for the years ended
      December 31, 1999, 1998, and 1997

4. Consolidated Statements of Changes in Partners' Equity - for the years ended December 31, 1999, 1998, and 1997

5.    Consolidated Statements of Cash Flows - for the years ended
      December 31, 1999, 1998, and 1997

6.    Notes to Consolidated Financial Statements

7.    Consolidated Balance Sheets of Sierra Mira Mesa Partners as of
      December 31, 1999 and 1998 and Statement of Operations, Changes in General Partners' Equity and Cash Flows for each of the three years in the period ended December 31, 1999 and Independent Auditors' Report


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

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

The executive officers and directors of S-P Properties, Inc. are:

                                                                                              APPROXIMATE
NAME                           POSITION                                      AGE             TIME IN OFFICE
----                           --------                                      ---             --------------
Thomas N. Thurber              President and Director                         49                  5 years

Gregory J. Nooney, Jr.         Vice President                                 68                  2 years

Patricia A. Nooney             Vice President                                 43                  2 years

William J. Carden              Assistant Secretary/Treasurer and Director     55                  5 years

Morris S. Cohen                Director                                       62                  1 year

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

Gregory J. Nooney, Jr. - Vice President, S-P Properties, Inc. He also has served as Chairman of the Board and Chief Executive Officer of Brooklyn Street Properties, Inc. since May 1983. Mr. Nooney joined Brooklyn Street Properties, Inc. in 1954 and served as President from 1969 to May 1983. Brooklyn Street Properties, Inc., which was founded in 1945, is a real estate investment company. In addition, Mr. Nooney was chairman and Chief Executive Officer of Nooney Realty Trust from 1984 through February 1998 and then served as Vice Chairman from February 1998 through November 1999. Mr. Nooney is currently Chairman of Coldwell Banker Commercial American Spectrum.

Patricia A. Nooney - Vice President, S-P Properties, Inc. Patricia A. Nooney is President of Coldwell Banker Commercial American Spectrum, a wholly-owned subsidiary of CGS Real Estate Company. Ms. Nooney joined Brooklyn Street Properties, Inc., in 1981 and has served as an officer since 1985. From 1990 to November 1999, Ms. Nooney was President and Secretary of Nooney Realty Trust, Inc.

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

Morris S. Cohen - Director, S-P Properties, Inc. Mr. Cohen's extensive real estate background includes negotiation of joint venture partnerships for property acquisitions, production of syndication packages and direct responsibilities for operations, finance, sales, leasing and property management. Mr. Cohen was a senior level officer with major public and privately held real estate companies and served as President of IDM Participating Income Corporation from April 1995 to October 1996. Mr. Cohen is a graduate of Queens College.

There have been no events under any bankruptcy act, no criminal proceedings, and no judgements or injunctions material to the evaluation of the ability and integrity of any director during the past five years.

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

None


ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Partnership pays a management fee of 5% of the gross rental income collected from the properties to American Spectrum Real Estate Services, Inc. (ASRE), formerly Banc Commercial Texas. These fees for the year ended December 31, 1999 were $112,161. Bancor Real Estate Company, Inc. (Bancor) provides services to the Partnership such as accounting, legal, data processing and similar services and is entitled to reimbursement for expenses incurred to provide such services. Amounts so reimbursed totaled $292,790 during the year ended December 31, 1999. In consideration for services rendered with respect to initial leasing of Partnership properties, ASRE and Bancor are paid initial leasing costs. For the year ended December 31, 1999, a total of $53,746 was paid for initial leasing costs. Bancor and ASRE are both wholly owned subsidiaries of CGS Real Estate Company, Inc. William J. Carden, an officer and director of S-P Properties, Inc., the General Partner of the Partnership, controls 50% of CGS Real Estate Company, Inc.

During 1993, the Partnership loaned funds to Carlsberg Management Company, Inc., a former affiliate of the General Partner, in the form of unsecured demand notes. Interest was paid at rates approximately 100 basis points above certificate of deposit rates established by major commercial banks. The loans reached a maximum of $1,100,000 during 1993 and were reduced to $1,000,000 at December 31, 1993. The loans were reduced to $812,000 at December 31, 1994 and the interest rate was fixed at 6%. The loan was assumed by Finance Factors, Inc. with the sale of the outstanding stock of TCP, Inc. in December 1994. In July 1995, Finance Factors, Inc. merged with Bancor Real Estate Company, Inc., who assumed the note. In 1999, 1998 and 1997, interest receivable of $57,322, $54,078 and $89,298 was added to the principal balance of the note. The principal balance outstanding at December 31, 1999 is $1,012,698. Both Finance Factors, Inc. and Bancor Real Estate Company, Inc. are wholly owned subsidiaries of CGS Real Estate Company, Inc.

Bancor Real Estate Company, Inc., dba Third Coast Business Centers, leases 17,502 square feet of 5850 San Felipe, a property of the Partnership. In addition, ASRE began leasing 5,339 square feet of 5850 San Felipe in January 1998. The terms of the leases are consistent with the current market conditions for office space in the area of the property. The Partnership recognized rental income of $219,760 during the year ended December 31, 1999 related to these leases.

On December 30, 1994, the Sierra Technology property with a historical cost basis of $3,849,228 was sold for $6,000,000 ($3,100,000 cash down-payment and $2,900,000 trust deed note) to Texas DVM, Inc. The original note called for monthly interest only payments and bore interest of 10% per annum until December 31, 1997, when the entire indebtedness was due in full. In each of the three years ended December 31, 1999, maturity has been extended for additional one-year terms. In 1997, 1998 and 1999, interest receivable of $290,000, $319,000 and $289,900, respectively, was added to the principal balance of the note. All other terms of the original note remained unchanged. The principal balance outstanding at December 31, 1999 is $3,798,900. CGS Real Estate Company, Inc. owns Texas DVM, Inc.

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

      1.    Annual Report to the Limited Partners

      2.    Exhibit Number 27 - Selected Financial Data

B.    FINANCIAL STATEMENT SCHEDULES

            The following financial statement schedules and the report of the independent auditors thereon are included herein:

      1. Schedule II - Valuation and Qualifying Accounts and Reserves - for the years ended December 31, 1999, 1998, and 1997

      2. Schedule III - Real Estate and Accumulated Depreciation - December 31, 1999

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


Date:  March 19, 2000                /s/ THOMAS N. THURBER
       ----------------------------  --------------------------------------
                                     Thomas N. Thurber
                                     President and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:  March 19, 2000                /s/ THOMAS N. THURBER
       ----------------------------  --------------------------------------
                                     Thomas N. Thurber
                                     President and Director
                                     S-P Properties, Inc.

Date:  March 19, 2000                /s/ WILLIAM J. CARDEN
       ----------------------------  --------------------------------------
                                     William J. Carden
                                     Assistant Secretary/Treasurer and Director
                                     S-P Properties, Inc.

Date:  March 19, 2000                /s/ G. ANTHONY EPPOLITO
       ----------------------------  --------------------------------------
                                     G. Anthony Eppolito
                                     Chief Accountant
                                     S-P Properties, Inc.

INDEPENDENT AUDITORS' REPORT ON FINANCIAL STATEMENT SCHEDULES

To the Partners of
Sierra Pacific Development Fund II

We have audited the consolidated financial statements of Sierra Pacific Development Fund II and subsidiary, a California limited partnership, (the "Partnership") as of December 31, 1999 and 1998, and for each of the three years in the period ended December 31, 1999 and have issued our report thereon dated February 25, 2000. Such consolidated financial statements and reports are included in your 1999 Annual Report to the Limited Partners and are incorporated herein by reference. Our audits also included the financial statement schedules of Sierra Pacific Development Fund II, listed in Item 14. These financial statement schedules are the responsibility of the Partnership's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE LLP

Houston, Texas
February 25, 2000

                             SCHEDULE II - FORM 10-K
                SIERRA PACIFIC DEVELOPMENT FUND II AND SUBSIDIARY
                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
              For the Years Ended December 31, 1999, 1998 and 1997
--------------------------------------------------------------------------------

                                                                  INCOME -
                                                                 PRODUCING
                                                                 PROPERTIES
                                                             ------------------

Allowance for loss - January 1, 1997                         $          450,000

  Provision charged to costs
     and expenses (1)                                                         0
                                                             ------------------

Allowance for loss - December 31, 1997                                  450,000

  Provision charged to costs
     and expenses (1)                                                         0
                                                             ------------------

Allowance for Loss - December 31, 1998                                  450,000

Provision charged to costs
     and expenses (1)                                                         0
                                                             ------------------

Allowance for loss - December 31, 1999                       $          450,000
                                                             ==================

(1) See Notes 1 and 4 to consolidated financial statements incorporated by reference to the Annual Report to the Limited Partners attached as an Exhibit.

                            SCHEDULE III - FORM 10-K

               SIERRA PACIFIC DEVELOPMENT FUND II AND SUBSIDIARY
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                               DECEMBER 31, 1999
--------------------------------------------------------------------------------

                                                     INITIAL COST                                      GROSS AMOUNT AT
                                                   TO PARTNERSHIP (1)      IMPROVEMENTS        WHICH CARRIED AT CLOSE OF PERIOD
                                              ---------------------------   CAPITALIZED    -----------------------------------------
                                 ENCUMB-                       IMPROVE-    AFTER ACQUIS-                   IMPROVE-         TOTAL
DESCRIPTION                      RANCES          LAND           MENTS        ITION (2)        LAND           MENTS        (3)(4)(5)
-----------                    -----------    -----------    -----------    -----------    -----------    -----------    -----------
OFFICE/INDUSTRIAL BUILDINGS
  INCOME -PRODUCING:
5850 San Felipe
  Houston, Texas ...........   $ 3,000,000    $ 1,950,000    $ 2,806,932    $ 2,428,165    $ 1,950,000    $ 5,162,296    $ 7,112,296

Sierra Southwest Pointe
  Houston, Texas ...........     1,494,678        570,124      2,279,488        495,844        570,124      2,561,913      3,132,037

Sierra Westlakes Development
  Houston, Texas ...........     1,902,438      1,743,622           --        3,759,827      1,743,622      2,331,415      4,075,037
                               -----------    -----------    -----------    -----------    -----------    -----------    -----------

TOTAL ......................   $ 6,397,116    $ 4,263,746    $ 5,086,420    $ 6,683,836    $ 4,263,746    $10,055,624    $14,319,370
                               ===========    ===========    ===========    ===========    ===========    ===========    ===========



                                  ACCUMULATED       DATE           DATE       DEPRECIATION
DESCRIPTION                     DEPRECIATION (5) CONSTRUCTED     ACQUIRED         LIFE
-----------                       -----------    -----------    -----------    -----------
OFFICE/INDUSTRIAL BUILDINGS
  INCOME -PRODUCING:
5850 San Felipe
  Houston, Texas ...........      $ 1,437,594           3/77          12/94      1-30 yrs.

Sierra Southwest Pointe
  Houston, Texas ...........          765,965           8/72           7/91      2-30 yrs.

Sierra Westlakes Development
  Houston, Texas ...........        1,075,160          10/85           8/84      1-30 yrs.
                                  -----------

TOTAL ......................      $ 3,278,719
                                  ===========

(1)   The initial cost represents the original purchase price of the property.
(2)   The Partnership has capitalized property development costs.
(3)   Also represents costs for Federal Income Tax purposes.
(4) A valuation allowance of $450,000 was established as the appraised value of the properties declined below book value. See Notes 1 and 4 to the financial statements incorporated by reference to the Annual Report to the Limited Partners attached as an exhibit.
(5) Reconciliation of total real estate carrying value and accumulated depreciation for the three years ended December 31, 1999 is as follows:

                                                          TOTAL REAL ESTATE                ACCUMULATED
                                                           CARRYING VALUE                  DEPRECIATION
                                                       ------------------------        ---------------------
       Balance - January 1, 1997                       $            14,428,604         $          2,772,155
          Additions during the year                                    676,666                      670,736
          Write off fully depreciated assets                           (37,220)                     (37,220)
                                                       ------------------------        ---------------------

       Balance - December 31, 1998                                  15,068,050                    3,405,671
          Additions during the year                                    416,813                      729,888
          Write off fully depreciated assets                        (1,467,901)                  (1,467,901)
                                                       ------------------------        ---------------------

       Balance - December 31, 1998                                  14,016,962                    2,667,658
           Additions during the year                                   387,242                      695,895
           Write off fully depreciated assets                          (84,834)                     (84,834)
                                                       ------------------------        ---------------------

       Balance - December 31, 1999                     $            14,319,370         $          3,278,719
                                                       ========================        =====================

                SIERRA PACIFIC DEVELOPMENT FUND II AND SUBSIDIARY
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                             SELECTED FINANCIAL DATA
        For the Years Ended December 31, 1999, 1998, 1997, 1996, and 1995

The following table sets forth certain selected historical financial data of the Partnership. The selected operating and financial position data as of and for each of the five years ended December 31, 1999 have been derived from the audited financial statements of the Partnership. This information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and Notes thereto which are incorporated by reference to the Annual Report to the Limited Partners attached as an Exhibit.

--------------------------------------------------------------------------------

                                              1999              1998             1997             1996             1995
                                           ------------     ------------     ------------     ------------     ------------
REVENUES ..............................    $  2,766,153     $  2,673,328     $  2,179,772     $  2,128,491     $  2,081,670

OPERATING EXPENSES:
  Total ...............................       3,666,379        2,392,838        2,259,482        2,025,153        1,835,944
  Per dollar of revenues ..............            1.33             0.90             1.10             0.95             0.88
INTEREST EXPENSE:
  Total ...............................         437,352          439,499          435,818          464,880          461,567
  Per dollar of revenues ..............            0.16             0.16             0.20             0.22             0.22
NET LOSS FROM
  CONTINUING OPERATIONS:
  Total ...............................      (1,177,254)        (173,921)        (800,406)        (548,350)        (523,440)
  General Partner .....................               0                0                0                0                0
  Limited Partners ....................      (1,177,254)        (173,921)        (800,406)        (548,350)        (523,440)
  Per Unit (1) ........................          (13.59)           (2.01)           (9.24)           (6.32)           (6.04)
CASH PROVIDED BY (USED IN)
  OPERATING ACTIVITIES ................          84,929          241,502         (672,814)         401,092         (841,813)

CASH (USED IN) PROVIDED BY
  INVESTING ACTIVITIES ................         (61,058)        (213,813)         611,134         (848,511)        (374,172)

CASH PROVIDED BY (USED IN)
  FINANCING ACTIVITIES ................         165,912          (26,299)         108,508          267,418         (122,354)

TOTAL ASSETS ..........................      19,204,328       19,342,914       19,477,303       20,229,858       19,676,261

PARTNERS' EQUITY:
  Total ...............................      11,354,635       12,531,889       12,705,810       13,556,216       14,055,860
  General Partner .....................               0                0                0                0                0
  Limited Partners
    Class A ...........................       7,426,335        8,196,299        8,310,049        8,866,234        9,193,008
    Class B ...........................       3,928,300        4,335,590        4,395,761        4,689,982        4,862,852
LIMITED PARTNERS' EQUITY - PER UNIT (1)          131.03           144.62           146.63           156.45           162.21
NOTE RECEIVABLE .......................       3,062,629        2,772,729        2,453,729        2,163,729        2,163,729
INCOME-PRODUCING PROPERTIES:
  Number ..............................               3                3                3                3                3
  Cost ................................      14,319,370       14,016,962       15,068,050       14,428,604       13,691,618
  Less: Accumulated depreciation ......      (3,278,719)      (2,667,658)      (3,405,671)      (2,772,155)      (2,341,220)
        Valuation allowance ...........        (450,000)        (450,000)        (450,000)        (450,000)        (450,000)
  Net book value ......................      10,590,651       10,899,304       11,212,379       11,206,449       10,900,398
INVESTMENT IN UNCONSOLIDATED
  JOINT VENTURE .......................       3,023,177        3,193,894        3,416,664        4,838,609        4,681,570
NOTES PAYABLE - Related to income-
  producing property ..................       6,397,116        6,231,204        6,257,503        6,098,994        5,185,902
DISTRIBUTIONS PER UNIT (1): ...........               0                0             0.58             3.46             2.31

(1) The net loss, limited partners' equity and distributions per unit are based upon the limited partnership units outstanding at the end of the year, 56,674 Class A and 29,979 Class B in all years. The cumulative distributions per limited partnership unit from inception to December 31, 1999 equal $64.80.

INDEPENDENT AUDITORS' REPORT

To the Partners of
Sierra Pacific Development Fund II

We have audited the accompanying consolidated balance sheets of Sierra Pacific Development Fund II and subsidiary, a California limited partnership, (the "Partnership") as of December 31, 1999 and 1998, and the related consolidated statements of operations, changes in partners' equity and cash flows for each of the three years in the period ended December 31, 1999. These consolidated financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sierra Pacific Development Fund II and subsidiary as of December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999 in conformity with generally accepted accounting principles.

DELOITTE & TOUCHE LLP

Houston, Texas
February 25, 2000

                SIERRA PACIFIC DEVELOPMENT FUND II AND SUBSIDIARY
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1999 AND 1998

--------------------------------------------------------------------------------

                                                             DECEMBER 31,
                                                      --------------------------
                                                         1999            1998
                                                      -----------    -----------
ASSETS

Cash and cash equivalents ........................    $   260,963    $    71,180
Receivables:
   Note, net of deferred gain of
    $736,271 (Notes 3 and 4) .....................      3,062,629      2,772,729
   Unbilled rent (Notes 1 and 4) .................        239,271        277,328
   Billed rent (Note 1) ..........................        140,211         79,259
   Due from affiliates (Note 3) ..................      1,013,698      1,005,459
   Accounts receivable ...........................              0          7,946
Income-producing properties - net of
  accumulated depreciation and
  valuation allowance of $3,728,719 in 1999
  and $3,117,658 in 1998 (Notes 1, 4 and 6) ......     10,590,651     10,899,304
Investment in unconsolidated joint venture
  (Notes 1 and 5) ................................      3,023,177      3,193,894
Other assets (Notes 1, 2 and 3) ..................        873,728      1,035,815
                                                      -----------    -----------

Total Assets .....................................    $19,204,328    $19,342,914
                                                      ===========    ===========

LIABILITIES AND PARTNERS' EQUITY

Accrued and other liabilities (Notes 2 and 8) ....    $ 1,452,577    $   579,821
Notes payable (Note 6) ...........................      6,397,116      6,231,204
                                                      -----------    -----------

Total Liabilities ................................      7,849,693      6,811,025
                                                      -----------    -----------

Partners' equity (Notes 1 and 7):
  General Partner ................................              0              0
  Limited Partners:
    Class A Limited Partners:
      60,000 units authorized,
      56,674 issued and outstanding ..............      7,426,335      8,196,299

    Class B Limited Partners:
      60,000 units authorized,
      29,979 issued and outstanding ..............      3,928,300      4,335,590
                                                      -----------    -----------

Total Partners' equity ...........................     11,354,635     12,531,889
                                                      -----------    -----------

Total Liabilities and Partners' equity ...........    $19,204,328    $19,342,914
                                                      ===========    ===========

                             SEE ACCOMPANYING NOTES

                SIERRA PACIFIC DEVELOPMENT FUND II AND SUBSIDIARY
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

--------------------------------------------------------------------------------

                                                     1999            1998            1997
                                                  -----------     -----------     -----------
REVENUES:
  Rental income (Note 1) .....................    $ 2,356,436     $ 2,297,908     $ 1,841,050
  Interest income (Note 3) ...................        409,717         375,420         338,722
                                                  -----------     -----------     -----------

       Total revenues ........................      2,766,153       2,673,328       2,179,772
                                                  -----------     -----------     -----------

EXPENSES:
Operating expenses:
    Depreciation and amortization ............        869,457         890,846         786,905
    Property taxes and insurance .............        372,696         343,864         311,475
    Administrative fees (Note 3) .............        283,875         244,116         216,177
    Maintenance and repairs ..................        328,528         293,874         295,358
    Utilities ................................        204,376         215,449         173,500
    Management fees (Note 3) .................        112,161         118,976          93,168
    Legal and accounting (Note 8) ............      1,227,643         130,252         215,138
    General and administrative ...............         59,304          36,549          53,955
    Salaries and payroll taxes ...............         36,000          36,000          36,000
    Renting expenses .........................         17,179          13,761          23,333
    Bad debt expense .........................         76,021               0               0
    Other operating expenses .................         79,139          69,151          54,473
                                                  -----------     -----------     -----------

       Total operating expenses ..............      3,666,379       2,392,838       2,259,482

Interest .....................................        437,352         439,499         435,818
                                                  -----------     -----------     -----------

           Total expenses ....................      4,103,731       2,832,337       2,695,300
                                                  -----------     -----------     -----------

LOSS BEFORE PARTNERSHIP'S SHARE OF
   UNCONSOLIDATED JOINT VENTURE
   INCOME (LOSS) .............................     (1,337,578)       (159,009)       (515,528)
                                                  -----------     -----------     -----------

PARTNERSHIP'S SHARE OF UNCONSOLIDATED
   JOINT VENTURE INCOME (LOSS) (Note 5) ......        160,324         (14,912)       (284,878)
                                                  -----------     -----------     -----------

NET LOSS .....................................    $(1,177,254)    $  (173,921)    $  (800,406)
                                                  ===========     ===========     ===========

Net loss per limited partnership unit (Note 1)    $    (13.59)    $     (2.01)    $     (9.24)
                                                  ===========     ===========     ===========

                             SEE ACCOMPANYING NOTES

                SIERRA PACIFIC DEVELOPMENT FUND II AND SUBSIDIARY
                       (A CALIFORNIA LIMITED PARTNERSHIP)

             CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

--------------------------------------------------------------------------------

                                       LIMITED PARTNERS                                                          TOTAL
                        ----------------------------------------------                        GENERAL          PARTNERS'
                          CLASS A           CLASS B          TOTAL           PER UNIT         PARTNER           EQUITY
                        ------------     ------------     ------------     ------------     ------------     ------------
Partners' equity -
  January 1, 1997 ..    $  8,866,234     $  4,689,982     $ 13,556,216     $     156.45     $          0     $ 13,556,216
Net loss ...........        (523,493)        (276,913)        (800,406)           (9.24)                         (800,406)
Distributions ......         (32,692)         (17,308)         (50,000)           (0.58)                          (50,000)
                        ------------     ------------     ------------     ------------     ------------     ------------

Partners' equity -
   December 31, 1997       8,310,049        4,395,761       12,705,810           146.63                0       12,705,810
Net loss ...........        (113,750)         (60,171)        (173,921)           (2.01)                         (173,921)
                        ------------     ------------     ------------     ------------     ------------     ------------

Partners' equity -
  December 31, 1998        8,196,299        4,335,590       12,531,889           144.62                0       12,531,889
Net loss ...........        (769,964)        (407,290)      (1,177,254)          (13.59)                       (1,177,254)
                        ------------     ------------     ------------     ------------     ------------     ------------

Partners' equity -
   December 31, 1999    $  7,426,335     $  3,928,300     $ 11,354,635     $     131.03     $          0     $ 11,354,635
                        ============     ============     ============     ============     ============     ============

                            SEE ACCOMPANYING NOTES

                SIERRA PACIFIC DEVELOPMENT FUND II AND SUBSIDIARY
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

--------------------------------------------------------------------------------

                                                                1999            1998            1997
                                                             -----------     -----------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss ..............................................    $(1,177,254)    $  (173,921)    $  (800,406)
  Adjustments to reconcile net loss to cash
  provided by (used in) operating activities:
    Depreciation and amortization .......................        869,457         890,846         786,905
    Undistributed (income) loss of unconsolidated
      joint venture .....................................       (160,324)         14,912         284,878
    Bad debt expense ....................................         76,021               0               0
    (Increase) decrease in rent receivable ..............        (64,370)           (437)          3,526
    Increase in other receivables .......................       (324,739)       (343,229)       (240,672)
    Increase in other assets ............................         (6,618)       (212,500)       (646,387)
    Increase (decrease) in accrued and other liabilities         872,756          65,831         (60,658)
                                                             -----------     -----------     -----------

  Net cash provided by (used in) operating activities ...         84,929         241,502        (672,814)
                                                             -----------     -----------     -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Payments for property additions .......................       (387,242)       (416,813)       (676,666)
  Capital contributions to unconsolidated joint venture .        (44,000)         (8,490)       (293,000)
  Distributions from unconsolidated joint venture .......        370,184         211,490       1,580,800
                                                             -----------     -----------     -----------

  Net cash (used in) provided by investing activities ...        (61,058)       (213,813)        611,134
                                                             -----------     -----------     -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Cash distributions ....................................              0               0         (50,000)
  Funding of note payable secured by property ...........      1,500,000               0       1,300,000
  Principal payments on notes payable ...................     (1,334,088)        (26,299)     (1,141,492)
                                                             -----------     -----------     -----------

  Net cash provided by (used in) financing activities ...        165,912         (26,299)        108,508
                                                             -----------     -----------     -----------

NET INCREASE IN CASH AND CASH EQUIVALENTS ...............        189,783           1,390          46,828

CASH AND CASH EQUIVALENTS - Beginning of year ...........         71,180          69,790          22,962
                                                             -----------     -----------     -----------

CASH AND CASH EQUIVALENTS - End of  year ................    $   260,963     $    71,180     $    69,790
                                                             ===========     ===========     ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION:
  Cash paid during the year for interest ................    $   437,352     $   443,823     $   455,666
                                                             ===========     ===========     ===========

In 1999, 1998 and 1997, interest receivable of $347,222, $373,078 and $379,298, respectively, was added to the principal balance of the related notes receivable from affiliates. These transactions are noncash items not reflected in the above statements of cash flows.


                             SEE ACCOMPANYING NOTES

                SIERRA PACIFIC DEVELOPMENT FUND II AND SUBSIDIARY
                       (A CALIFORNIA LIMITED PARTNERSHIP)
                        --------------------------------

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

In 1985 Sierra Mira Mesa Partners ("SMMP"), a California general partnership was formed between the Partnership and Sierra Pacific Pension Investors `84 (SPPI'84). SMMP was initially created to develop and operate the office building known as Sierra Mira Mesa in San Diego, California. The Partnership's initial ownership interest in SMMP was 51%; the remaining 49% was owned by SPPI'84. Effective December 31, 1996, the general partners amended the partnership agreement to allow for adjustments in the sharing ratio each year based upon the relative net contributions and distributions since inception of each general partner. In conjunction with this amendment, the general partners forgave the December 31, 1996 balances of advances due from SMMP and included these amounts as adjustments to their respective equity accounts. As a result, the sharing ratio in effect for 1997, 1998 and 1999 was 45.58%, 33.74% and 33.01%,
respectively, for the Partnership and 54.42%, 66.26% and 66.99%, respectively, for SPPI'84. On January 1, 2000, the sharing ratio will be decreased to 30.17% for the Partnership and increased to 69.83% for SPPI'84 to reflect the 1999 contributions and distributions.

SMMP also holds an 88.12% interest in Sorrento I Partners (a California general partnership with Sierra Pacific Development Fund III formed in 1993), a 35.10% interest in Sorrento II Partners (a California general partnership with Sierra Pacific Institutional Properties V formed in 1993), a 6.55% interest in Sierra Creekside Partners (a California general partnership with Sierra Pacific Development Fund formed in 1994), and a 33.32% interest in Sierra Vista Partners (a California general partnership with Sierra Pacific Development Fund III formed in 1994).

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

The financial instruments of the Partnership at December 31, 1999 and 1998 consist of cash and cash equivalents, receivables, due from affiliates, accounts payable and notes payable. The fair value of cash and cash equivalents, receivables and accounts payable approximates the carrying value due to the short term nature of these items. In the opinion of management, the estimated fair value of the notes payable, based on market rates at December 31, 1999, is $5,975,000. Management does not fair value the amounts due from affiliates due to the related party nature of this receivable.

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

The Partnership regularly evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Future cash flows are estimated and compared to the carrying amount of the asset to determine if an impairment has occurred. If the sum of the expected future cash flows is less than the carrying amount of the asset, the Partnership shall recognize an impairment loss. An impairment of $450,000 was recognized prior to 1995 as appraisals indicated an other than temporary decline in value.

Sierra Pacific Development Fund II and subsidiary
Notes to Consolidated Financial Statements
Page three

Because the determination of fair value is based upon projections of future economic events such as property occupancy rates, rental rates, operating cost inflation and market capitalization rates which are inherently subjective, the amounts ultimately realized at disposition may differ materially from the net carrying value as of December 31, 1999. The cash flows used to determine fair value and net realizable value are based on good faith estimates and assumptions developed by management. Unanticipated events and circumstances may occur and some assumptions may not materialize; therefore, actual results may vary from the estimates and the variances may be material. The Partnership may provide additional write-downs which could be material in subsequent years if real estate markets or local economic conditions change.

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

RECENT ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income" and SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." These SFAS's, which were effective for the Partnership's fiscal year ending December 31, 1998, establish additional disclosure requirements but do not affect the measurement of the results of operations. During the periods presented, the Partnership did not have any items of comprehensive income. The adoption of SFAS No. 131 had no effect on the Partnership's financial statements as the Partnership operates in only one segment, the acquisition, development and operation of commercial real estate.

Sierra Pacific Development Fund II and subsidiary
Notes to Consolidated Financial Statements
Page four


2.    DETAILS OF CERTAIN BALANCE SHEET ACCOUNTS

Additional information regarding certain balance sheet accounts, at December 31, 1999 and 1998 is as follows:

                                                                 1999          1998
                                                              ----------    ----------
Other assets:
   Prepaid expenses ......................................    $   21,203    $   20,192
   Deferred loan costs, net of accumulated amortization
      of $41,467 in 1999 and $25,859 in 1998 .............       153,167       117,044
   Deferred leasing costs, net of accumulated amortization
      of $352,207 in 1999 and $259,518 in 1998 ...........       511,143       605,302
   Tax and insurance impounds ............................       155,388       111,533
   Tenant improvements reserves ..........................        22,827       171,454
   Deposits ..............................................        10,000        10,290
                                                              ----------    ----------
                                                              $  873,728    $1,035,815
                                                              ==========    ==========

Accrued and other liabilities:
   Accounts payable ......................................    $  115,967    $  231,525
   Security deposits .....................................        90,974        90,891
   Accrued expenses ......................................       233,136       225,264
   Unearned rental income ................................             0        19,641
   Interest payable ......................................        12,500        12,500
   Accrued legal liability ...............................     1,000,000             0
                                                              ----------    ----------
                                                              $1,452,577    $  579,821
                                                              ==========    ==========

3.    GENERAL PARTNER AND RELATED PARTY TRANSACTIONS

An affiliate of the General Partner receives a management fee of 5% of the gross rental income collected from the properties. Management fees paid to affiliates for the years ended December 31, 1999, 1998 and 1997 were $112,161, $118,976 and $93,168, respectively.

An affiliate of the General Partner is entitled to reimbursement for expenses incurred by the affiliate for services provided to the Partnership such as accounting, legal, data processing and similar services. The affiliate was reimbursed $292,790, $252,201 and $232,399 for such services for the years ended December 31, 1999, 1998 and 1997, respectively. The Partnership reimbursed the affiliate for construction supervision costs incurred by the affiliate. For the years ended December 31, 1999, 1998 and 1997 the affiliate received $0, $16,754 and $50,083, respectively, for tenant improvements supervisory costs.

In consideration for services rendered with respect to initial leasing of Partnership properties, affiliates of the General Partner are paid initial leasing costs. For the years ended December 31, 1999, 1998 and 1997 these fees amounted to $53,746, $49,811 and $225,240, respectively, and were recorded as deferred leasing costs.

Sierra Pacific Development Fund II and subsidiary
Notes to Consolidated Financial Statements
Page five

During 1993, the Partnership loaned funds to a former affiliate of the General Partner in the form of demand notes. Interest was paid at rates approximately 100 basis points above certificate of deposit rates established by major commercial banks. The loans reached a maximum of $1,100,000. The loans were reduced to $812,000 at December 31, 1994 and the interest rate was fixed at 6%. In 1999, 1998 and 1997, interest receivable of $57,322, $54,078 and $89,298 was added to the principal balance of the note. Interest income of $57,322, $54,078, and $48,720 was recognized in 1999, 1998, and 1997, respectively, related to this note. The balance outstanding at December 31, 1999 is $1,012,698. The note is guaranteed by the owners of CGS Real Estate Company, Inc. (See Note 8).

Two affiliates of the General Partner lease a total of 22,841 square feet of 5850 San Felipe, a property of the Partnership. The terms of the leases are consistent with the current market conditions for office space in the area of the property. During the years ended December 31, 1999, 1998, and 1997, the Partnership recognized rental income of $219,760, $219,760, and $162,099 related to these leases.

As further described in Note 4, in 1994 the Partnership sold a property to an affiliate of the General Partner for cash of $3,100,000 and a $2,900,000 trust deed note. The original note called for monthly interest only payments and bore interest of 10% per annum until December 1997, when the entire indebtedness was due in full. In each of the three years ended December 31, 1999, maturity has been extended for additional one-year terms. In 1999, 1998 and 1997, interest receivable of $289,900, $319,000 and $290,000, respectively, was added to the principal balance of the note. All other terms of the original note remained unchanged. The Partnership recognized interest income of $350,900, $319,000 and $290,000 related to the note during 1999, 1998 and 1997, respectively. The December 31, 1999 principal balance was $3,798,900. The note is secured by a second lien on the property and management believes the collateral has sufficient value to recover the Partnership's net investment in the note after satisfaction of the first lien holder (See Note 8).

During 1996, the Partnership made a non-interest bearing advance to an affiliate in the amount of $50,083. This advance was deemed uncollectible and subsequently written off to bad debt expense in 1999.


4.    INCOME-PRODUCING PROPERTIES

At December 31, 1999 and 1998 the total cost and accumulated depreciation of the properties are as follows:

                                                  1999                 1998
                                              ------------         ------------
Land .................................        $  4,263,746         $  4,263,746
Building and
improvements .........................          10,055,624            9,753,216
                                              ------------         ------------

         Total .......................          14,319,370           14,016,962

Accumulated depreciation .............          (3,278,719)          (2,667,658)
Valuation allowance ..................            (450,000)            (450,000)
                                              ------------         ------------

         Net .........................        $ 10,590,651         $ 10,899,304
                                              ============         ============

During 1999 and 1998, the Partnership removed $84,834 and $1,467,901, respectively, from its buildings and improvements and related accumulated depreciation accounts for fully depreciated property.

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

Future minimum base rental income, under the existing operating leases for the properties, to be recognized on a straight-line basis and amounts to be received on a cash basis are as follows:


                                 STRAIGHT-LINE        CASH
 YEAR ENDING DECEMBER 31,           BASIS             BASIS
 ------------------------       ------------      ------------
          2000                   $ 2,194,606       $ 2,243,117
          2001                     1,849,946         1,899,848
          2002                     1,449,297         1,496,860
          2003                       850,661           902,009
          2004                       730,684           771,611
         Thereafter                1,562,321         1,563,341
                                 -----------       -----------

           Total                 $ 8,637,515       $ 8,876,786
                                 ===========       ===========

Approximately 18% of 1999 rental revenues were generated from a Sears, Roebuck and Company.

Sierra Pacific Development Fund II and subsidiary
Notes to Consolidated Financial Statements
Page seven

5.           INVESTMENT IN UNCONSOLIDATED JOINT VENTURE

Sierra Mira Mesa Partners ("SMMP"), a California general partnership, was formed in 1985 between the Partnership and Sierra Pacific Pension Investors `84, an affiliate, to develop and operate the real property known as Sierra Mira Mesa, an office building, located in San Diego, California. The property contains 89,560 square feet and is 100% leased at December 31, 1999. At December 31, 1999 the Partnership's interest in SMMP is 33.01%; the remaining 66.99% interest was owned by Sierra Pacific Pension Investors `84.



The Partnership's investment in SMMP as of December 31, 1999 and 1998 is comprised of the following:

                                                      1999               1998
                                                   ----------         ----------
Equity interest ..........................         $2,878,145         $3,044,004
Investment advisory and other fees, less
   accumulated amortization of $63,160 and
   $58,302 in 1999 and 1998, respectively             145,032            149,890
                                                   ----------         ----------
Investment in unconsolidated
   joint venture .........................         $3,023,177         $3,193,894
                                                   ==========         ==========

The consolidated financial statements of SMMP include the accounts of SMMP and Sorrento I Partners, a majority owned California general partnership for the years ended December 31, 1999 and 1998. The condensed balance sheets at December 31, 1999 and 1998, and the condensed statements of operations for the years ended December 31, 1999, 1998 and 1997 for SMMP are as follows:

Sierra Pacific Development Fund II and subsidiary
Notes to Consolidated Financial Statements
Page eight


                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                 DECEMBER 31,      DECEMBER 31,
                                                     1999              1998
                                                 ------------      ------------
ASSETS

Cash and cash equivalents ..................     $    319,400      $     14,064
Rent receivable ............................        1,198,515         1,226,156
Due from affiliates ........................        2,451,227         2,233,158
Income-producing property,
  net of accumulated depreciation ..........        8,723,396         9,000,294
Investment in unconsolidated
   joint ventures ..........................        2,526,875         1,640,460
Other assets ...............................          793,658           897,993
                                                 ------------      ------------

Total Assets ...............................     $ 16,013,071      $ 15,012,125
                                                 ============      ============

LIABILITIES AND GENERAL PARTNERS' EQUITY

Accrued and other liabilities ..............     $    101,104      $    251,990
Notes payable ..............................        6,179,038         5,418,414
                                                 ------------      ------------

Total Liabilities ..........................        6,280,142         5,670,404
                                                 ------------      ------------

Minority interest in joint venture .........         (340,614)         (332,996)
                                                 ------------      ------------

General Partners' equity ...................       10,073,543         9,674,717
                                                 ------------      ------------

Total Liabilities and General Partners'
  equity ...................................     $ 16,013,071      $ 15,012,125
                                                 ============      ============

Sierra Pacific Development Fund II and subsidiary
Notes to Consolidated Financial Statements
Page nine


                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                -----------------------------------------------

                                           FOR THE YEAR ENDED DECEMBER 31,
                                    -------------------------------------------
                                       1999            1998            1997
                                    -----------     -----------     -----------

Revenues:
   Rental income ...............    $ 2,126,106     $ 1,883,630     $ 1,919,582
   Other income ................        224,308         205,781         184,168
                                    -----------     -----------     -----------
              Total revenues ...      2,350,414       2,089,411       2,103,750
                                    -----------     -----------     -----------
Expenses:
   Operating expenses ..........        800,654         754,978         742,548
   Depreciation and
     amortization ..............        587,070         581,956         825,911
   Interest ....................        450,177         438,711         463,804
                                    -----------     -----------     -----------

              Total expenses ...      1,837,901       1,775,645       2,032,263
                                    -----------     -----------     -----------


Income before Partnership's
    share of unconsolidated joint
    venture losses .............        512,513         313,766          71,487

Partnership's share of unconsolidated
    joint venture losses .......        (36,405)       (131,897)       (855,349)
                                    -----------     -----------     -----------

Income (loss) before minority
    interest's share of
    consolidated joint venture
    loss (income) ..............        476,108         181,869        (783,862)
                                    -----------     -----------     -----------

Minority interest's share of
    consolidated joint venture
    loss (income) ..............          7,618            (787)         (7,906)
                                    -----------     -----------     -----------

Net income (loss) ..............    $   483,726     $   181,082     $  (791,768)
                                    ===========     ===========     ===========

As of December 31, 1999, SMMP also holds a 35.10% interest in Sorrento II Partners (a California general partnership with Sierra Pacific Institutional Properties V formed in 1993), a 6.55% interest in Sierra Creekside Partners (a California general partnership with Sierra Pacific Development Fund formed in
1994), and a 33.32% interest in Sierra Vista Partners (a California general partnership with Sierra Pacific Development Fund III formed in 1994).

Sierra Pacific Development Fund II and subsidiary
Notes to Consolidated Financial Statements
Page ten


The following is a summary of aggregated financial information for all investments owned by SMMP which are accounted for under the equity method:

                       CONDENSED COMBINED BALANCE SHEETS

                                                     December 31,   December 31,
                                                        1999           1998
                                                     -----------    -----------
ASSETS

Cash and cash equivalents .........................  $   272,657    $    85,792
Rent receivable ...................................      588,742        542,527
Due from affiliates ...............................            0         47,666
Income-producing property,
  net of accumulated depreciation .................    8,109,927      8,343,438
Other assets ......................................    1,897,050      1,320,667
                                                     -----------    -----------

Total Assets ......................................  $10,868,376    $10,340,090
                                                     ===========    ===========

LIABILITIES AND GENERAL PARTNERS' EQUITY

Accrued and other liabilities .....................  $   350,272    $   520,646
Note payable ......................................    1,673,186      1,720,324
                                                     -----------    -----------

Total Liabilities .................................    2,023,458      2,240,970
                                                     -----------    -----------

Ground lessors' equity in income-producing property    3,000,000      3,000,000
                                                     -----------    -----------

General Partners' equity ..........................    5,844,918      5,099,120
                                                     -----------    -----------

Total Liabilities and General Partners' equity ....  $10,868,376    $10,340,090
                                                     ===========    ===========

Sierra Pacific Development Fund II and subsidiary
Notes to Consolidated Financial Statements
Page eleven

                  CONDENSED COMBINED STATEMENTS OF OPERATIONS
                  -------------------------------------------

                                           FOR THE YEAR ENDED DECEMBER 31,
                                    -------------------------------------------
                                       1999            1998            1997
                                    -----------     -----------     -----------

Revenues:
   Rental income ...............    $ 2,112,254     $ 1,734,403     $ 2,294,859
   Interest income .............         34,540               0               0
   Other income ................         15,151          93,668           9,698
                                    -----------     -----------     -----------
           Total revenues ......      2,161,945       1,828,071       2,304,557
                                    -----------     -----------     -----------
Expenses:
   Operating expenses ..........      1,407,262       1,302,968       1,755,826
   Depreciation and amortization        779,142         829,081       1,321,177
   Interest ....................        152,563         156,636         459,763
                                    -----------     -----------     -----------

           Total expenses ......      2,338,967       2,288,685       3,536,766
                                    -----------     -----------     -----------

Loss before loss from property
  disposition ..................       (177,022)       (460,614)     (1,232,209)

Loss from property
  disposition ..................              0               0        (967,764)
                                    -----------     -----------     -----------

Net loss .......................    $  (177,022)    $  (460,614)    $(2,199,973)
                                    ===========     ===========     ===========

Reference is made to the audited financial statements of Sierra Mira Mesa Partners included herein.

Sierra Pacific Development Fund II and subsidiary
Notes to Consolidated Financial Statements
Page twelve

6.          NOTES PAYABLE

At December 31, 1999 and 1998, notes payable consisted of the following:



                                                     1999            1998
                                                 -------------   --------------

Mortgage note payable, due in monthly
interest only payments at LIBOR rate +
300 basis points collateralized by
certain land and buildings. This note
was paid in August 1999.                         $           0   $    1,300,000

Mortgage note payable, due in monthly
interest only payments at 5%,
collateralized by certain land and
buildings. This note matures in April
2004.                                                3,000,000        3,000,000

Mortgage note payable, due in monthly
installments with interest at 9%,
collateralized by certain land and
buildings. This note matures in March
2006.                                                 1,902,438       1,931,204

Mortgage note payable, due in monthly
installments with interest at 8.35%,
collateralized by certain land and
buildings. This note matures in
September 2009.                                      1,494,678                0
                                                 -------------   --------------
                                                 $   6,397,116   $    6,231,204
                                                 =============   ==============

Annual maturities of notes payable as of December 31, 1999, are: $44,343 in 2000; $52,788 in 2001; $57,632 in 2002; $62,921 in 2003; $3,068,345 in 2004; and
$3,111,087 thereafter.

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

Sierra Pacific Development Fund II and subsidiary
Notes to Consolidated Financial Statements
Page thirteen

8.    LITIGATION

In November 1995, a limited partner of the Partnership, on their own behalf and on behalf of all others similarly situated, filed a lawsuit against S-P Properties, Inc., the General Partner of the Partnership, among others, in the Superior Court of the State of California, County of Los Angeles (the "Court"). This suit alleged breach of fiduciary duty and breach of contract. The Plaintiff's claims relate to three loans made to affiliates, two by the Partnership and one by Sierra Mira Mesa Partners ("SMMP"), which were allegedly improper or made below market rates. The Plaintiffs were seeking unspecified compensatory and punitive damages and removal of the General Partner.

In September 1997, the Court denied the Plaintiff's motion for class certification, but granted the Plaintiff leave to file an amended complaint. The Partnership demurred to all class action allegations in the amended complaint. The Court granted the demurred without leave to amend, thereby reducing the Plaintiff's allegations to a derivative suit.

In December 1999, as a compromise to all claims asserted in what became a derivative action on behalf of the Partnership, the parties agreed to enter into a Mutual Compromise and Settlement ("the Settlement"). The Settlement provides for a complete release of the Partnership, general partners and all affiliates. As part of the material terms of the Settlement, S-P Properties, as the general partner of the Partnership, on or before December 31, 2000, will call and collect the two demand notes with balances of $1,012,698 and $3,798,900, respectively, at December 31, 1999 and a portion of the SMMP loan (the date of collection being referred to herein as the "Payment Date"). In the case of the SMMP loan, the amount due being that percentage of the loan that is equal to the Partnership's interest in SMMP, and in any event no less than thirty percent (30%). The loan proceeds received by the Partnership, totaling approximately $5,600,000, will be distributed on a per-unit basis to the limited partners and assignees of the Partnership of record as of the Payment Date. The Partnership will pay Plaintiff's attorneys' fees of $1,000,000. Such attorneys' fees have been accrued as of December 31, 1999 and are included in accrued and other liabilities on the consolidated balance sheet. The Plaintiff, on behalf of the Partnership, will dismiss the entire action with prejudice. The court approved the Settlement on February 9, 2000.

S-P Properties, Inc. has denied and continues to deny that it has committed any violations of law, and states that it has entered into the Settlement solely to eliminate the burden and expense of further litigation.

                   SIERRA MIRA MESA PARTNERS AND SUBSIDIARY
                      (A CALIFORNIA GENERAL PARTNERSHIP)











 CONSOLIDATED BALANCE SHEETS AS OF DECEMBER 31, 1999 AND 1998 AND STATEMENTS OF
   OPERATIONS, CHANGES IN GENERAL PARTNERS' EQUITY AND CASH FLOWS FOR EACH OF
      THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 1999 AND INDEPENDENT
                                AUDITORS' REPORT

INDEPENDENT AUDITORS' REPORT

To the Partners of
Sierra Mira Mesa Partners

We have audited the accompanying consolidated balance sheets of Sierra Mira Mesa Partners and subsidiary, a California general partnership, (the "Partnership") as of December 31, 1999 and 1998, and the related consolidated statements of operations, changes in partners' equity and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sierra Mira Mesa Partners and subsidiary as of December 31, 1999 and 1998, and the results of its operations and cash flows for each of the three years in the period ended December 31, 1999 in conformity with generally accepted accounting principles.

DELOITTE & TOUCHE LLP

Houston, Texas
February 25, 2000

                    SIERRA MIRA MESA PARTNERS AND SUBSIDIARY
                       (A CALIFORNIA GENERAL PARTNERSHIP)

                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1999 AND 1998
--------------------------------------------------------------------------------

                                                     December 31,   December 31,
                                                         1999           1998
                                                     -----------    -----------
ASSETS

Cash and cash equivalents ........................   $   319,400    $    14,064
Receivables:
   Unbilled rent (Notes 1 and 4) .................     1,114,598      1,226,156
   Billed rent (Note 1) ..........................        83,917              0
Due from affiliates, net (Note 3) ................     2,451,227      2,233,158
Income-producing property - net of accumulated
   depreciation of $3,564,380 in 1999 and
   $3,273,970 in 1998 (Notes 1, 4 and 6) .........     8,723,396      9,000,294
Investment in unconsolidated
   joint ventures (Notes 1 and 5) ................     2,526,875      1,640,460
Other assets (Notes 1, 2 and 3) ..................       793,658        897,993
                                                     -----------    -----------

Total Assets .....................................   $16,013,071    $15,012,125
                                                     ===========    ===========

LIABILITIES AND GENERAL PARTNERS' EQUITY

Accrued and other liabilities (Note 2) ...........   $   101,104    $   251,990
Notes payable (Note 6) ...........................     6,179,038      5,418,414
                                                     -----------    -----------

Total Liabilities ................................     6,280,142      5,670,404
                                                     -----------    -----------

Minority interest in consolidated
   joint venture (Note 1) ........................      (340,614)      (332,996)

General Partners' equity (Note 1) ................    10,073,543      9,674,717
                                                     -----------    -----------

Total Liabilities and General Partners' equity ...   $16,013,071    $15,012,125
                                                     ===========    ===========

                             SEE ACCOMPANYING NOTES

                    SIERRA MIRA MESA PARTNERS AND SUBSIDIARY
                       (A CALIFORNIA GENERAL PARTNERSHIP)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

--------------------------------------------------------------------------------

                                                1999            1998            1997
                                             -----------     -----------     -----------
Revenues:
   Rental income (Note 1) ...............    $ 2,126,106     $ 1,883,630     $ 1,919,582
   Interest income ......................        224,308         205,781         174,764
   Other income .........................              0               0           9,404
                                             -----------     -----------     -----------

     Total revenues .....................      2,350,414       2,089,411       2,103,750
                                             -----------     -----------     -----------

Expenses:
   Operating expenses:
   Depreciation and amortization ........        587,070         581,956         825,911
   Property taxes and insurance .........         98,611          97,781          92,347
   Administrative fees (Note 3) .........        121,889         111,206         104,580
   Maintenance and repairs ..............        233,615         240,965         228,890
   Management fees (Note 3) .............        119,166         109,725         101,558
   Utilities ............................        135,301         135,077         138,203
   Legal and accounting .................         24,767          27,657          47,242
   General and administrative ...........         16,122           7,443          12,677
   Renting expenses .....................              0               0             309
   Bad debt expense .....................          4,770               0               0
   Other operating expenses .............         46,413          25,124          16,742
                                             -----------     -----------     -----------

     Total operating expenses ...........      1,387,724       1,336,934       1,568,459

   Interest .............................        450,177         438,711         463,804
                                             -----------     -----------     -----------

         Total expenses .................      1,837,901       1,775,645       2,032,263
                                             -----------     -----------     -----------

INCOME BEFORE PARTNERSHIP'S SHARE OF
   UNCONSOLIDATED JOINT VENTURE LOSSES ..        512,513         313,766          71,487
                                             -----------     -----------     -----------

PARTNERSHIP'S SHARE OF UNCONSOLIDATED
   JOINT VENTURE LOSSES (Note 5) ........        (36,405)       (131,897)       (855,349)
                                             -----------     -----------     -----------

INCOME (LOSS) BEFORE MINORITY INTEREST'S
   SHARE OF CONSOLIDATED JOINT VENTURE
   LOSS (INCOME) ........................        476,108         181,869        (783,862)
                                             -----------     -----------     -----------

MINORITY INTEREST'S SHARE OF CONSOLIDATED
   JOINT VENTURE LOSS (INCOME) ..........          7,618            (787)         (7,906)
                                             -----------     -----------     -----------

NET INCOME (LOSS) .......................    $   483,726     $   181,082     $  (791,768)
                                             ===========     ===========     ===========

                             SEE ACCOMPANYING NOTES

                    SIERRA MIRA MESA PARTNERS AND SUBSIDIARY
                       (A CALIFORNIA GENERAL PARTNERSHIP)

         CONSOLIDATED STATEMENTS OF CHANGES IN GENERAL PARTNERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

--------------------------------------------------------------------------------

                                                               GENERAL PARTNERS
                                                ----------------------------------------------
                                                SIERRA PACIFIC   SIERRA PACIFIC
                                                 DEVELOPMENT        PENSION
                                                   FUND II       INVESTORS '84        TOTAL
                                                ------------     ------------     ------------
General Partners' equity - January 1, 1997 .    $  4,679,005     $  4,495,515     $  9,174,520
Transfer of advances .......................         155,590        1,311,300        1,466,890
Net loss ...................................        (284,878)        (506,890)        (791,768)
Contributions ..............................         293,000        1,551,843        1,844,843
Distributions ..............................      (1,580,800)        (247,800)      (1,828,600)
                                                ------------     ------------     ------------

General Partners' equity - December 31, 1997       3,261,917        6,603,968        9,865,885
Net income (loss) ..........................         (14,912)         195,994          181,082
Contributions ..............................           8,490           42,000           50,490
Distributions ..............................        (211,490)        (211,250)        (422,740)
                                                ------------     ------------     ------------

General Partners' equity - December 31, 1998       3,044,005        6,630,712        9,674,717
Net income .................................         159,678          324,048          483,726
Contributions ..............................          44,000          539,784          583,784
Distributions ..............................        (370,184)        (298,500)        (668,684)
                                                ------------     ------------     ------------

General Partners' equity - December 31, 1999    $  2,877,499     $  7,196,044     $ 10,073,543
                                                ============     ============     ============

                             SEE ACCOMPANYING NOTES

                    SIERRA MIRA MESA PARTNERS AND SUBSIDIARY
                       (A CALIFORNIA GENERAL PARTNERSHIP)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

--------------------------------------------------------------------------------

                                                               1999            1998            1997
                                                            -----------     -----------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss) ....................................    $   483,726     $   181,082     $  (791,768)
  Adjustments to reconcile net income (loss)
  to cash provided by operating activities:
    Depreciation and amortization ......................        587,070         581,956         825,911
    Undistributed losses of
      unconsolidated joint ventures ....................         36,405         131,897         855,349
    Minority interest in consolidated
       joint venture (loss) income .....................         (7,618)            787           7,906
    Bad debt expense ...................................          4,770               0               0
    Decrease (increase) in rent receivable .............         27,641          60,853        (100,191)
    Increase in due from affiliates ....................       (222,839)       (202,581)       (168,779)
    (Increase) decrease in other assets ................        (45,022)       (215,974)         55,566
    (Decrease) increase in accrued and other liabilities       (150,886)        183,225         (35,663)
                                                            -----------     -----------     -----------

  Net cash provided by operating activities ............        713,247         721,245         648,331
                                                            -----------     -----------     -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Payments for property additions ....................       (160,815)       (346,113)       (231,484)
    Capital contributions to unconsolidated
      joint ventures ...................................     (1,027,820)       (350,900)     (2,315,041)
    Distributions received from unconsolidated
      joint ventures ...................................        105,000         372,312       2,439,098
                                                            -----------     -----------     -----------

  Net cash used in investing activities ................     (1,083,635)       (324,701)       (107,427)
                                                            -----------     -----------     -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Capital contributions from General Partners ........        583,784          50,490       1,844,843
    Cash distributions .................................       (668,684)       (422,740)     (1,828,600)
    Funding of note payable secured by property ........      1,637,500               0               0
    Principal payments on notes payable ................       (876,876)       (254,638)       (339,460)
                                                            -----------     -----------     -----------

  Net cash provided by (used in) financing activities ..        675,724        (626,888)       (323,217)
                                                            -----------     -----------     -----------

NET INCREASE (DECREASE) IN CASH
   AND CASH EQUIVALENTS ................................        305,336        (230,344)        217,687

CASH AND CASH EQUIVALENTS - Beginning of year ..........         14,064         244,408          26,721
                                                            -----------     -----------     -----------

CASH AND CASH EQUIVALENTS - End of year ................    $   319,400     $    14,064     $   244,408
                                                            ===========     ===========     ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION:
  Cash paid during the year for interest ...............    $   439,792     $   439,756     $   470,608
                                                            ===========     ===========     ===========

In 1999, 1998, and 1997 interest receivable of $222,839, $202,581, and $338,020, respectively, was added to the principal balance of the related note receivable from affiliate. These transactions are noncash items not reflected in the above statement of cash flows.

                             SEE ACCOMPANYING NOTES

                    SIERRA MIRA MESA PARTNERS AND SUBSIDIARY
                       (A CALIFORNIA GENERAL PARTNERSHIP)
                        --------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

1.    ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

Sierra Mira Mesa Partners ("SMMP"), a California general partnership, was formed in 1985 between Sierra Pacific Development Fund II ("SPDFII") and Sierra Pacific Pension Investors '84 ("SPPI'84") to develop and operate the real property known as Sierra Mira Mesa, an office building, located in San Diego, California. The property contains 89,560 square feet and is 100% leased at December 31, 1999.

Per the terms of the partnership agreement, SPDFII and SPPI'84 shared in earnings, contributions and distributions in a ratio of 51% to 49%, respectively. Effective December 31, 1996, the general partners amended the partnership agreement to allow for adjustments in the sharing ratio each year based upon the relative net contributions and distributions since inception of each general partner. In conjunction with this amendment, the general partners forgave the December 31, 1996 balances of advances due from SMMP and included these amounts as adjustments to their respective equity accounts. As a result, the sharing ratio in effect for 1997, 1998 and 1999 was 45.58%, 33.74% and 33.01%, respectively, for SPDFII and 54.42%, 66.26% and 66.99%, respectively, for SPPI'84. On January 1, 2000, the sharing ratio will be decreased to 30.17% for SPDFII and increased to 69.83% for SPPI'84 to reflect the 1999 contributions and distributions.

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

The consolidated financial statements of SMMP include the accounts of SMMP and Sorrento I Partners, a majority owned joint venture as of December 31, 1999. All significant intercompany balances and transactions have been eliminated in consolidation.

Sierra Mira Mesa Partners
Notes to Consolidated Financial Statements
Page two

CASH AND CASH EQUIVALENTS

Cash and cash equivalents include highly liquid, short-term investments with original maturities of three months or less.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The financial instruments of the Partnership at December 31, 1999 and 1998 consist of cash and cash equivalents, receivables, due from affiliates, accounts payable and notes payable. The fair value of cash and cash equivalents, receivables and accounts payable approximate the carrying value due to the short term nature of these items. In the opinion of management, the fair value of the notes payable approximates the carrying value as the interest rate is based on market rates at December 31, 1999. Management does not fair value the amounts due from affiliates due to the related party nature of this receivable.

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

The Partnership regularly evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Future cash flows are estimated and compared to the carrying amount of the asset to determine if an impairment has occurred. If the sum of the expected future cash flows is less than the carrying amount of the asset, the Partnership shall recognize an impairment loss. No such impairment has been recognized by the Partnership.

Because the determination of fair value is based upon projections of future economic events such as property occupancy rates, rental rates, operating cost inflation and market capitalization rates which are inherently subjective, the amounts ultimately realized at disposition may differ materially from the net carrying value as of December 31, 1999. The cash flows used to determine fair value and net realizable value are based on good faith estimates and assumptions developed by management. Unanticipated events and circumstances may occur and some assumptions may not materialize; therefore actual results may vary from the estimates and the variances may be material. The Partnership may provide additional write-downs which could be material in subsequent years if real estate markets or local economic conditions change.

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


2.    DETAILS OF CERTAIN BALANCE SHEET ACCOUNTS

Additional information regarding certain balance sheet accounts, at December 31, 1999 and 1998, is as follows:

                                                            1999          1998
                                                          --------      --------
Other assets:
   Prepaid expenses ................................      $  7,383      $ 21,070
   Deferred loan costs, net of accumulated
     amortization of $49,842 in 1999 and
     $226,318 in 1998 ..............................       168,225       133,878
   Deferred leasing costs, net of accumulated
     amortization of $531,945 in 1999 and
     $414,395 in 1998 ..............................       507,000       637,028
   Tax impounds ....................................        26,831        23,728
   Tenant improvement reserves .....................        84,219        82,289
                                                          --------      --------

                                                          $793,658      $897,993
                                                          ========      ========
Accrued and other liabilities:

   Accounts payable ................................      $ 51,008      $192,455
   Security deposits ...............................        17,922        17,922
   Accrued expenses ................................             0         8,101
   Interest payable ................................        32,174        20,982
   Unearned rental income ..........................             0        12,530
                                                          --------      --------
                                                          $101,104      $251,990
                                                          ========      ========

Sierra Mira Mesa Partners
Notes to Consolidated Financial Statements
Page four

3.    GENERAL PARTNER AND RELATED PARTY TRANSACTIONS

An affiliate of S-P Properties, Inc. receives a management fee of 5.5% of the gross rental income collected from the property. This fee amounted to $119,166, $109,725, and $101,558 respectively, for the years ended December 31, 1999, 1998, and 1997. This fee was recorded as part of the operating expenses of the property.

SMMP reimburses an affiliate of S-P Properties, Inc. for expenses incurred by the affiliate for services provided to SMMP such as accounting, data processing and similar services. The affiliate was reimbursed $122,239, $111,206, and $104,580 respectively, for such services for the years ended December 31, 1999, 1998, and 1997. Additionally, SMMP reimbursed an affiliate for construction supervision costs incurred by the affiliate. For the years ended December 31, 1999, 1998, and 1997, the affiliate received $28,201, $1,327, and $11,154 respectively, for tenant improvements supervisory costs.

In consideration for services rendered with respect to initial leasing of SMMP's property, an affiliate of S-P Properties, Inc. is paid initial leasing costs. For the years ended December 31, 1999, 1998, and 1997, these fees amounted to $0, $63,492, and $3,656 respectively, and were recorded as deferred leasing costs.

During 1993, SMMP loaned funds to a former affiliate of S-P Properties, Inc. in the form of demand notes. Such liabilities were assumed by Finance Factors, Inc. which acquired S-P Properties, Inc. as of December 30, 1994. In July 1995, Finance Factors, Inc. merged with Bancor Real Estate Company, Inc. who has assumed the note. The annual interest rate of the loans was variable at bank prime plus 2-1/4% - 3% with a minimum rate of 9%. The loans totaled $2,360,000 at December 31, 1993 and were reduced to $1,687,787 at December 31, 1994. This loan was amended effective January 1, 1995 fixing the interest rate at 10%. On December 31, 1999, 1998 and 1997, interest receivable of $222,839, $202,581 and $338,020, respectively, was added to the principal balance of the loan. No interest related to this loan was due to the Partnership at December 31, 1999 and 1998. The principal balance outstanding at December 31, 1999 is $2,451,227. The loan is guaranteed by the owners of CGS Real Estate Company, Inc. In connection with the settlement of a lawsuit by SPDFII, the Partnership will call a portion of the note receivable from Bancor Real Estate Company, Inc. The portion called will be that percentage of the loan that is equal to SPDFII's ownership interest in the Partnership, in any event no less than 30%. Such funds that are collected will be distributed to SPDFII in accordance with the lawsuit settlement.

During 1995 and 1996, the Partnership received non-interest bearing short-term advances from SPPI'84 of $1,300,000 and $11,300, respectively. These advances were reclassed to equity in 1997 (See Note 1).

In 1996, the Partnership received a short-term, non-interest bearing loan from SPDFII in the amount of $155,590. This loan was reclassed to equity in 1997 (See
Note 1).

During 1996, the Partnership made a non-interest bearing advance to an affiliate in the amount of $4,770. The advance was deemed uncollectible and subsequently written off to bad debt expense in 1999.

See Note 6 for note payable transactions with related parties.

Sierra Mira Mesa Partners
Notes to Consolidated Financial Statements
Page five

4.    INCOME-PRODUCING PROPERTIES

At December 31, 1999 and 1998 the total cost and accumulated depreciation of the properties are as follows:

                                                  1999                 1998
                                              ------------         ------------

Land .................................        $  3,786,458         $  3,786,458
Building and improvements ............           8,501,318            8,487,806
                                              ------------         ------------

         Total .......................          12,287,776           12,274,264

Accumulated depreciation .............          (3,564,380)          (3,273,970)
                                              ------------         ------------

         Net .........................        $  8,723,396         $  9,000,294
                                              ============         ============

During 1999 and 1998, the Partnership removed $147,303 and $1,784,496, respectively, from its building and improvements and related accumulated depreciation accounts for fully depreciated property.

Future minimum base rental income, under the existing operating leases for the Sierra Mira Mesa and Sorrento I properties, to be recognized on a straight-line basis and amounts to be received on a cash basis are as follows:

           YEAR ENDING               STRAIGHT-LINE      CASH
           DECEMBER 31,                 BASIS           BASIS
       ---------------------         ------------    ------------
               2000                  $  2,029,716    $  2,246,281
               2001                     2,023,332       2,339,768
               2002                     2,014,332       2,437,297
               2003                       595,285         677,208
               2004                       179,747         184,288
            Thereafter                    593,192         665,360
                                     ------------    ------------

              Total                  $  7,435,604    $  8,550,202
                                     ============    ============

In each of the three years in the period ending December 31, 1999, two tenants accounted for the majority of the Partnership's rental income. A state governmental agency associated with workers compensation insurance accounted for rental income of 69%, 78%, and 67% in 1999, 1998 and 1997, respectively; a tenant in the communications sector accounted for rental income of 13%, 15% and 13% in 1999, 1998 and 1997, respectively.


5.    INVESTMENT IN UNCONSOLIDATED JOINT VENTURES

SMMP holds the following investments accounted for under the equity method at December 31, 1999:


o a 35.10% equity interest in Sorrento II Partners ("SIIP"), a joint venture formed on October 1, 1993 with Sierra Pacific Institutional Properties V, an affiliate, to develop and operate Sierra Sorrento II, an industrial building located in San Diego, California. SMMP's investment in SIIP as of December 31, 1999 and 1998 is $2,647,872 and $1,711,089, respectively. SMMP's share of the net loss of SIIP for the three years ended December 31, 1999, 1998 and 1997 is $30,637, $143,251 and $59,066, respectively;

Sierra Mira Mesa Partners
Notes to Consolidated Financial Statements
Page six

o a 6.55% equity interest in Sierra Creekside Partners ("SCP"), a joint venture formed on February 1, 1994 with Sierra Pacific Development Fund, an affiliate, to develop and operate Sierra Creekside, a commercial office building in San Ramon, California. SMMP's investment in SCP as of December 31, 1999 and 1998 is $(128,513) and $(75,610), respectively. SMMP's share of the net loss of SCP for the three years ended December 31, 1999, 1998 and 1997 is $5,903, $8,420 and $14,995, respectively;

o a 33.32% equity interest in Sierra Vista Partners ("SVP"), a joint venture formed on February 1, 1994 with Sierra Pacific Development Fund III, an affiliate, to develop and operate Sierra Vista, an industrial building in Anaheim, California. SMMP's investment in SVP as of December 31, 1999 and 1998 is $7,516 and $4,981, respectively. SMMP's share of the net income
   (loss) of SVP for the three years ended December 31, 1999, 1998 and 1997 is $135, $19,774 and $(781,288), respectively. The Sierra Vista property was sold in October 1997.

The following is a summary of aggregated financial information for all investments owned by SMMP which are accounted for under the equity method:

                       CONDENSED COMBINED BALANCE SHEETS
                       ---------------------------------
                                                             DECEMBER 31,
                                                      --------------------------
                                                         1999           1998
                                                      -----------    -----------
ASSETS

Cash and cash equivalents .........................   $   272,657    $    85,792
Rent receivable ...................................       588,742        542,527
Due from affiliate ................................             0         47,666
Income-producing property,
 net of accumulated depreciation ..................     8,109,927      8,343,438
Other assets ......................................     1,897,050      1,320,667
                                                      -----------    -----------

Total Assets ......................................   $10,868,376    $10,340,090
                                                      ===========    ===========

LIABILITIES AND GENERAL PARTNERS' EQUITY

Accrued and other liabilities .....................   $   350,272    $   520,646
Note payable ......................................     1,673,186      1,720,324
                                                      -----------    -----------

Total Liabilities .................................     2,023,458      2,240,970
                                                      -----------    -----------

Ground lessors' equity in income-producing property     3,000,000      3,000,000
                                                      -----------    -----------

General Partners' equity ..........................     5,844,918      5,099,120
                                                      -----------    -----------

Total Liabilities and General Partners' equity ....   $10,868,376    $10,340,090
                                                      ===========    ===========

Sierra Mira Mesa Partners
Notes to Consolidated Financial Statements
Page seven

                  CONDENSED COMBINED STATEMENTS OF OPERATIONS
                  -------------------------------------------

                                          FOR THE YEAR ENDED DECEMBER 31,
                                    -------------------------------------------
                                       1999            1998            1997
                                    -----------     -----------     -----------
Revenues:
   Rental income ...............    $ 2,112,254     $ 1,734,403     $ 2,294,859
   Interest income .............         34,540               0               0
   Other income ................         15,151          93,668           9,698
                                    -----------     -----------     -----------
           Total revenues ......      2,161,945       1,828,071       2,304,557
                                    -----------     -----------     -----------
Expenses:
   Operating expenses ..........      1,407,262       1,302,968       1,755,826
   Depreciation and
     amortization ..............        779,142         829,081       1,321,177
   Interest ....................        152,563         156,636         459,763
                                    -----------     -----------     -----------

           Total expenses ......      2,338,967       2,288,685       3,536,766
                                    -----------     -----------     -----------


Net loss before disposition of
  property .....................       (177,022)       (460,614)     (1,232,209)

Loss from property disposition .              0               0        (967,764)
                                    -----------     -----------     -----------

Net loss .......................    $  (177,022)    $  (460,614)    $(2,199,973)
                                    ===========     ===========     ===========

6.   NOTES PAYABLE
       At December 31, 1999 and 1998, notes payable consisted of the following:

                                                        1999         1998
                                                      ----------   ----------

Mortgage note payable, due in monthly
installments with interest at 7.74% per
annum, collateralized by the real
property known as Sierra Mira Mesa. This
note matures in October 2010.............             $4,543,984   $4,802,191

Mortgage note payable to affiliate, due
in monthly installments with interest
fixed at 9.34% per annum through October
1998, at which time the rate converted
to the one-year treasury rate plus 375
basis points. This note, which was
collateralized by the real property
known as Sorrento I, was paid in August
1999.....................................                     0       616,223

Mortgage note payable, due in monthly
installments with interest at 8.75% per
annum, collateralized by the Sorrento I
property. The note matures in September
2009.....................................              1,635,054            0
                                                      ----------   ----------

                                                      $6,179,038   $5,418,414
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

Sierra Mira Mesa Partners
Notes to Consolidated Financial Statements
Page eight

A modification agreement was entered into on September 30, 1997. The interest rate remained fixed at 9.34% through October 1998, at which time the rate converted to the one-year treasury rate plus 375 basis points. The note was amortized over a 210-month term and payments were $6,048 per month, principal and interest inclusive until maturity in March 2015.

In August 1999, the CGS note with an outstanding balance of $607,693 was paid. On the same date, SIP entered into a new loan agreement with Finova Realty Capital, Inc. in the amount of $1,637,500. This loan, which is secured by the Sorrento I property, bears interest at 8.75% per annum. Monthly payments of $12,882, consisting of both principal and interest, are due until maturity in September 2009. The note balance as of December 31, 1999 was $1,635,054. In connection with the repayment of the CGS note, SIP paid $29,528 to CGS related to late fees which were included in other operating expenses in the statement of operations for 1999.

As of December 31, 1999, annual maturities on notes payable are: $290,909 in 2000; $314,372 in 2001; $339,729 in 2002; $367,133 in 2003; $396,749 in 2004;
and $4,470,146 thereafter.

                    EXECUTIVE OFFICERS OF THE GENERAL PARTNER

The Executive Officers of S-P Properties, Inc., the General Partner are as follows:

NAME                            POSITION
----                            --------
Thomas N. Thurber               President and Director

Gregory J. Nooney, Jr.          Vice President

Patricia A. Nooney              Vice President

William J. Carden               Assistant Secretary/Treasurer and Director

The 10-K Report sent to the Securities and Exchange Commission contains additional information on the partnership's operations and is available to Limited Partners upon request.