Form 10-Q
period 2000-03-31
SIERRA PACIFIC DEVELOPMENT FUND II
filed 2000-05-15
CIK 719606

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For Quarter ended                        March 31, 2000
                       ----------------------------------------------------
Commission file number                       0-12036
                       ----------------------------------------------------




                       SIERRA PACIFIC DEVELOPMENT FUND II
                             (A LIMITED PARTNERSHIP)

         State of California                        95-3856271
--------------------------------------  -----------------------------------
   (State or other jurisdiction of       (I.R.S. Employer Identification
   incorporation or organization)                    Number)


     5850 San Felipe, Suite 450
           Houston, Texas                             77057
--------------------------------------  -----------------------------------
   (Address of principal executive                  (Zip Code)
              offices)



Registrant's telephone number,
including area code:                           (713) 706-6271
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

                                                                           PAGE
                                                                          NUMBER
                                                                          ------
Balance Sheets - March 31, 2000 and December 31, 1999.....................   4

Statements of Operations - For the Three Months Ended March 31,
2000 and 1999 ............................................................   5

Statements of Changes in Partners' Equity - For the Year Ended
December 31, 1999 and for the Three Months Ended March 31, 2000 ..........   6
Statements of Cash Flows - For the Three Months Ended March 31,
2000 and 1999 ............................................................   7

Notes to Financial Statements ............................................   8


ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS

(a)         OVERVIEW

The following discussion should be read in conjunction with Sierra Pacific Development Fund II's (the Partnership) Financial Statements and Notes thereto appearing elsewhere in this Form 10-Q.

The Partnership currently owns three properties; 5850 San Felipe, Sierra Westlakes, and Sierra Southwest Pointe. In addition, the Partnership holds a 30.17% interest in Sierra Mira Mesa Partners (SMMP).

(b)         RESULTS OF OPERATIONS

Rental income for the three months ended March 31, 2000 decreased by approximately $56,000, or 9%, primarily due to lower occupancy at Sierra Southwest Pointe. Occupancy at Sierra Southwest Pointe decreased from 94% at March 31, 1999 to 73% at March 31, 2000. At 5850 San Felipe, occupancy rose slightly from 97% to 100% between the same periods. Sierra Westlakes remained 75% occupied. The decrease in rental income was also attributable to lower common area maintenance fees billed during the quarter when compared to the same period in 1999.

Operating expenses for the three months ended March 31, 2000 increased by approximately $122,000, or 31%, in comparison to the corresponding period in prior year, in large part due to an increase in legal fees associated with the settlement of a lawsuit against the Partnership. Further, higher data processing costs and accounting and auditing fees were incurred during the quarter.

The Partnership's share of unconsolidated joint venture income was approximately $55,000 for the three months ended March 31, 2000 compared to approximately $30,000 for the corresponding period in 1999.

(c)         LIQUIDITY AND CAPITAL RESOURCES

In December 1999, a lawsuit was settled against the Partnership that provided for a complete release of the Partnership, general partners and all affiliates. As part of the settlement, the Partnership agreed to pay the plaintiff's attorneys' fees of $1,000,000. In February and March 2000, the Partnership made scheduled payments totaling $500,000, with the remaining $500,000 due by December 31, 2000.

The Partnership is in an illiquid position as of March 31, 2000 with cash and billed rents of approximately $136,000 and current liabilities of approximately $858,000, which includes the remaining legal liability of $500,000.

The Partnership's primary capital requirements will be for the construction of new tenant space. It is anticipated that these requirements will be funded from the operations of the properties and distributions from SMMP.

Inflation:

The Partnership does not expect inflation to be a material factor in its operations in 2000.

                       SIERRA PACIFIC DEVELOPMENT FUND II
                             (A LIMITED PARTNERSHIP)

                                 BALANCE SHEETS
                      MARCH 31, 2000 AND DECEMBER 31, 1999

--------------------------------------------------------------------------------

                                                                                        MARCH 31, 2000      DECEMBER 31, 1999
                                                                                        ---------------      ---------------
                                                                                           (UNAUDITED)
ASSETS

Cash and cash equivalents ........................................................      $        23,153      $       260,963
Receivables:
  Note, net of deferred gain of $736,271 .........................................            3,466,553            3,062,629
  Unbilled rent ..................................................................              237,144              239,271
  Billed rent ....................................................................              112,487              140,211
  Due from affiliates ............................................................            1,013,698            1,013,698
  Interest .......................................................................              114,176                    0
Income-producing properties - net of
  accumulated depreciation and valuation
  allowance of $3,886,195 and $3,728,719,
  respectively ...................................................................           10,473,255           10,590,651
Investment in unconsolidated joint venture .......................................            2,265,201            3,023,177
Other assets - net of accumulated amortization
  of $408,815 and $393,674, respectively .........................................              788,661              873,728
                                                                                        ---------------      ---------------

Total Assets .....................................................................      $    18,494,328      $    19,204,328
                                                                                        ===============      ===============

LIABILITIES AND PARTNERS' EQUITY

Accrued and other liabilities ....................................................      $       858,033      $     1,452,577
Notes payable ....................................................................            6,385,248            6,397,116
                                                                                        ---------------      ---------------

Total Liabilities ................................................................            7,243,281            7,849,693
                                                                                        ---------------      ---------------

Partners' equity (deficit):
  General Partner ................................................................              (65,041)                   0
  Limited Partners:
    Class A Limited Partners:
      60,000 units authorized,
      56,674 issued and outstanding ..............................................            7,401,124            7,426,335

    Class B Limited Partners:
      60,000 units authorized,
      29,979 issued and outstanding ..............................................            3,914,964            3,928,300
                                                                                        ---------------      ---------------

Total Partners' equity ...........................................................           11,251,047           11,354,635
                                                                                        ---------------      ---------------

Total Liabilities and Partners' equity ...........................................      $    18,494,328      $    19,204,328
                                                                                        ===============      ===============

                             SEE ACCOMPANYING NOTES

                       SIERRA PACIFIC DEVELOPMENT FUND II
                             (A LIMITED PARTNERSHIP)

                            STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999

--------------------------------------------------------------------------------

                                                                                                       2000               1999
                                                                                                  ---------------    ---------------
                                                                                                    (UNAUDITED)        (UNAUDITED)
REVENUES:
  Rental income ...............................................................................   $       567,727    $       624,219
  Interest income .............................................................................           114,371            102,404
                                                                                                  ---------------    ---------------

                     Total revenues ...........................................................           682,098            726,623
                                                                                                  ---------------    ---------------

EXPENSES:
  Operating expenses ..........................................................................           511,105            389,112
  Depreciation and amortization ...............................................................           217,826            215,764
  Interest ....................................................................................           111,766            107,783
                                                                                                  ---------------    ---------------

                     Total costs and expenses .................................................           840,697            712,659
                                                                                                  ---------------    ---------------

(LOSS) INCOME BEFORE PARTNERSHIP'S
   SHARE OF UNCONSOLIDATED JOINT
   VENTURE INCOME .............................................................................          (158,599)            13,964
                                                                                                  ---------------    ---------------

PARTNERSHIP'S SHARE OF UNCONSOLIDATED
   JOINT VENTURE INCOME .......................................................................            55,011             29,875
                                                                                                  ---------------    ---------------

NET (LOSS) INCOME .............................................................................   $      (103,588)   $        43,839
                                                                                                  ===============    ===============

Net (loss) income per limited partnership unit ................................................   $         (1.18)   $          0.51
                                                                                                  ===============    ===============

                             SEE ACCOMPANYING NOTES

                       SIERRA PACIFIC DEVELOPMENT FUND II
                             (A LIMITED PARTNERSHIP)

                    STATEMENTS OF CHANGES IN PARTNERS' EQUITY
                    FOR THE YEAR ENDED DECEMBER 31, 1999 AND
                    FOR THE THREE MONTHS ENDED MARCH 31, 2000

--------------------------------------------------------------------------------

                                                                  LIMITED PARTNERS                                         TOTAL
                                                        ----------------------------                     GENERAL         PARTNERS'
                                          PER UNIT         CLASS A        CLASS B          TOTAL         PARTNER          EQUITY
                                        ------------    ------------    ------------    ------------   ------------    ------------
Proceeds from sale of
  partnership units .................   $     250.00    $ 14,392,000    $  7,579,000    $ 21,971,000                   $ 21,971,000
Underwriting commissions
  and other organization expenses ...         (33.68)     (1,939,045)     (1,021,124)     (2,960,169)                    (2,960,169)
Repurchase of 1,231 partnership
   units ............................           0.06        (177,934)        (66,167)       (244,101)                      (244,101)
Cumulative net income (loss)
  (to December 31, 1999) ............         (20.55)     (1,163,641)       (616,129)     (1,779,770)  $     46,674      (1,733,096)
Cumulative distributions
  (to December 31, 1999) ............         (64.80)     (3,685,045)     (1,947,280)     (5,632,325)       (46,674)     (5,678,999)
                                        ------------    ------------    ------------    ------------   ------------    ------------

Partners' equity -
  January 1, 2000 (audited) .........         131.03       7,426,335       3,928,300      11,354,635              0      11,354,635
Cumulative adjustment of net loss
  allocation ........................           0.74          41,861          22,144          64,005        (64,005)              0
Net loss (unaudited).................          (1.18)        (67,072)        (35,480)       (102,552)        (1,036)       (103,588)
                                        ------------    ------------    ------------    ------------   ------------    ------------

Partners' equity (deficit) -
   March 31, 2000 (unaudited) .......   $     130.59    $  7,401,124    $  3,914,964    $ 11,316,088   $    (65,041)   $ 11,251,047
                                        ============    ============    ============    ============   ============    ============

                             SEE ACCOMPANYING NOTES

                       SIERRA PACIFIC DEVELOPMENT FUND II
                             (A LIMITED PARTNERSHIP)
                            STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999

--------------------------------------------------------------------------------

                                                                                                            2000           1999
                                                                                                         -----------    -----------
                                                                                                         (UNAUDITED)    (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss) income ..................................................................................   $  (103,588)   $    43,839
  Adjustments to reconcile net (loss) income
  to cash (used in) provided by operating activities:
    Depreciation and amortization ....................................................................       217,826        215,764
    Partnership's share of unconsolidated
      joint venture income ...........................................................................       (55,011)       (29,875)
    Decrease (increase) in rent receivable ...........................................................        29,851        (47,884)
    Increase in interest receivable ..................................................................      (114,176)      (101,859)
    Decrease in other receivables ....................................................................             0          7,946
    Decrease in other assets .........................................................................        44,169         67,879
    Decrease in accrued and other liabilities ........................................................      (594,544)      (104,146)
                                                                                                         -----------    -----------

    Net cash (used in) provided by operating activities ..............................................      (575,473)        51,664
                                                                                                         -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Loan to affiliate of the general partner .........................................................      (403,924)             0
    Payments for property additions ..................................................................       (58,318)      (119,778)
                                                                                                         -----------    -----------

    Net cash used in investing activities ............................................................      (462,242)      (119,778)
                                                                                                         -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Principal payments on notes payable ..............................................................       (11,868)        (6,952)
    Distributions from unconsolidated joint venture ..................................................       811,773              0
    Borrowings from affiliate ........................................................................             0         11,055
                                                                                                         -----------    -----------

    Net cash provided by financing activities ........................................................       799,905          4,103
                                                                                                         -----------    -----------

NET DECREASE IN CASH AND CASH EQUIVALENTS ............................................................      (237,810)       (64,011)

CASH AND CASH EQUIVALENTS - Beginning of period ......................................................       260,963         71,180
                                                                                                         -----------    -----------

CASH AND CASH EQUIVALENTS - End of period ............................................................   $    23,153    $     7,169
                                                                                                         ===========    ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
    INFORMATION:

    Cash paid during the period for property taxes ...................................................   $   223,178    $   210,727
                                                                                                         ===========    ===========

    Cash paid during the period for interest .........................................................   $   111,766    $   107,783
                                                                                                         ===========    ===========

                             SEE ACCOMPANYING NOTES

                       SIERRA PACIFIC DEVELOPMENT FUND II
                             (A LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)
--------------------------------------------------------------------------------

1.    BASIS OF FINANCIAL STATEMENTS

In the opinion of Sierra Pacific Development Fund II's (the Partnership) management, these unaudited financial statements reflect all adjustments which are necessary for a fair presentation of its financial position at March 31, 2000 and results of operations and cash flows for the periods presented. All adjustments included in these statements are of a normal and recurring nature. These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Annual Report of the Partnership for the year ended December 31, 1999.

2.    RELATED PARTY TRANSACTIONS

Included in the financial statements for the three months ended March 31, 2000 and 1999 are affiliate transactions as follows:

                                                MARCH 31
                                         -----------------------
                                            2000         1999
                                         ----------   ----------
           Management fees               $   29,800   $   25,320
           Administrative fees               69,864       62,297
           Leasing fees                      18,141        3,571


3.    INVESTMENT IN UNCONSOLIDATED JOINT VENTURE

Sierra Mira Mesa Partners (SMMP) was formed in 1985 between the Partnership and Sierra Pacific Pension Investors '84 (SPPI'84), an affiliate, to develop and operate the real property known as Sierra Mira Mesa, an office building, located in San Diego, California. The Partnership's initial ownership interest in SMMP was 51%; the remaining 49% was owned by SPPI'84. Effective December 31, 1996, the general partners amended the partnership agreement to allow for adjustments in the sharing ratio each year based upon the relative net contributions and distributions since inception of each general partner. At March 31, 2000 the Partnership's interest in SMMP is 30.17%; the remaining 69.83% interest is owned by SPPI'84.

The consolidated financial statements of SMMP include the accounts of SMMP and Sorrento I Partners, a majority owned California general partnership. Summarized income statement information for SMMP for the three months ended March 31, 2000 and 1999 follows:

Sierra Pacific Development Fund II
Notes to Financial Statements (Unaudited)
Page two

                                                March 31
                                         ------------------------
                                            2000          1999
                                         -----------   ----------
           Rental income                 $   556,156   $  500,720
           Total revenues                    617,334      556,010
           Operating expenses                219,914      190,270
           Share of unconsolidated
             joint venture income (loss)      45,176      (25,266)
           Net income                        175,848       87,978




As of March 31, 2000, SMMP holds a 43.92% interest in Sorrento II Partners
(SIIP), a California general partnership with Sierra Pacific Institutional Properties V formed in 1993; a 5.08% interest in Sierra Creekside Partners
(SCP), a California general partnership with Sierra Pacific Development Fund formed in 1994; and a 33.36% interest in Sierra Vista Partners (SVP), a California general partnership with Sierra Pacific Development Fund III formed in 1994.

Summarized income statement information for these Partnerships, which are accounted for by SMMP under the equity method, for the three months ended March 31, 2000 and 1999 follows:

                                                 SCP                               SVP                               SIIP
                                      --------------------------        --------------------------        -------------------------
                                               MARCH 31                          MARCH 31                          MARCH 31
                                      --------------------------        --------------------------        -------------------------
                                        2000             1999             2000             1999             2000            1999
                                      ---------        ---------        ---------        ---------        ---------       ---------
Rental income .................       $ 229,440        $ 214,772        $       0        $       0        $ 385,844       $ 260,066
Total revenues ................         229,440          214,772                0           11,907          397,049         260,066
Operating expenses ............         154,180          126,351           13,665           13,797          124,762         123,578
Extraordinary loss ............          46,020                0                0                0                0               0
Net (loss) income .............        (124,683)         (36,421)         (20,154)          (2,457)         127,660         (63,391)

Sierra Pacific Development Fund II
Notes to Financial Statements (Unaudited)
Page three

4.    PARTNERS' EQUITY

Equity and net income (loss) per limited partnership unit is determined by dividing the limited partners' share of the Partnership's equity and net income
(loss) by the number of limited partnership units outstanding, 56,674 Class A and 29,979 Class B.

Partners' equity accounts have been adjusted to reflect an allocation of cumulative net loss to the partners in accordance with the agreement of limited partnership. This agreement provides that 99% of operating income, gains, losses, deductions and credits of the Partnership shall be allocated among the limited partners and 1% be allocated to the general partner.

Prior year balances have not been adjusted because management does not believe that the effects of these adjustments are significant to the prior year partners' equity balances.

                                PART II - OTHER INFORMATION

ITEM  6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

      The following Exhibits are filed herewith pursuant to Rule 601 of Regulation S-K.

 Exhibit
  Number      Description of Exhibit
-----------   -----------------------------
        27    Financial Data Schedule

(b)   Reports on Form 8-K

      A Form 8-K was filed in April 2000 reporting a change in the Partnership's Certifying Accountant.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report be signed on its behalf by the undersigned thereunto duly authorized.

                           SIERRA PACIFIC DEVELOPMENT FUND II
                           a Limited Partnership
                           S-P PROPERTIES, INC.
                           General Partner

Date:  MAY 10, 2000        /S/ THOMAS N. THURBER
       ------------        -----------------------------------------------
                           Thomas N. Thurber
                           President and Director

Date:  MAY 10, 2000        /S/ G. ANTHONY EPPOLITO
       ------------        -----------------------------------------------
                           G. Anthony Eppolito
                           Chief Accountant