Form 10-Q
period 2000-06-30
SIERRA PACIFIC DEVELOPMENT FUND II
filed 2000-08-15
CIK 719606

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For Quarter ended                         June 30, 2000
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

                         PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

The following financial statements are submitted in the next pages:

                                                                           PAGE
                                                                          NUMBER

Balance Sheets - June 30, 2000 and December 31, 1999                        4

Statements of Operations - For the Six Months and Three Months
Ended June 30, 2000 and 1999                                                5

Statements of Changes in Partners' Equity - For the Year Ended
December 31, 1999 and for the Six Months Ended June 30, 2000                6

Statements of Cash Flows - For the Six Months Ended June 30, 2000
and 1999                                                                    7

Notes to Financial Statements                                               8


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

(b)         RESULTS OF OPERATIONS

Rental income for the six months and three months ended June 30, 2000 increased by approximately $73,000, or 6%, and by approximately $129,000, or 23%, respectively, when compared to the same periods in the prior year. These increases were primarily due to higher common area maintenance fees billed at 5850 San Felipe. Supplemental billings were made in the second quarter to recover higher than anticipated prior year common area maintenance fees. Further, rental rates rose at 5850 San Felipe and Sierra Southwest Pointe. These increases in rental income were partially offset by lower occupancy at Sierra Southwest Pointe. Occupancy at Sierra Southwest Pointe decreased from 85% at June 30, 1999 to 73% at June 30, 2000. At 5850 San Felipe, occupancy rose slightly from 98% to 100% between the same periods. Sierra Westlakes remained 75% occupied.

Operating expenses for the six months ended June 30, 2000 increased by approximately $92,000, or 12%, in comparison to the corresponding period in prior year, in large part due to an increase in legal fees associated with the settlement of a lawsuit against the Partnership. Further, higher maintenance and repairs costs and accounting and auditing fees were incurred during the period. This increase was partially offset by a decrease in administrative costs. Operating expenses for the quarter ended June 30, 2000 decreased by approximately $30,000, or 7%, principally as a result of lower administrative costs and data processing fees.

The Partnership's share of unconsolidated joint venture income was approximately $101,000 for the six months ended June 30, 2000 compared to approximately $90,000 for the corresponding period in the prior year.

(c)         LIQUIDITY AND CAPITAL RESOURCES

In December 1999, a lawsuit was settled against the Partnership that provided for a complete release of the Partnership, general partners and all affiliates. As part of the settlement, the Partnership agreed to pay the plaintiff's attorneys' fees of $1,000,000. In the first quarter of 2000, the Partnership made scheduled payments totaling $500,000, with the remaining $500,000 due by December 31, 2000.

The Partnership is in an illiquid position as of June 30, 2000 with cash and billed rents of approximately $298,000 and current liabilities of approximately $953,000, which includes the remaining legal liability of $500,000.

The Partnership's primary capital requirements will be for the construction of new tenant space and the remaining legal obligation. It is anticipated that these requirements will be funded from the operations of the properties and distributions from SMMP.

Inflation:

The Partnership does not expect inflation to be a material factor in its operations in 2000.

                       SIERRA PACIFIC DEVELOPMENT FUND II
                             (A LIMITED PARTNERSHIP)

                                 BALANCE SHEETS
                       JUNE 30, 2000 AND DECEMBER 31, 1999

--------------------------------------------------------------------------------

                                                                                            JUNE 30, 2000
                                                                                             (UNAUDITED)           DECEMBER 31, 1999
                                                                                          ------------------      ------------------
ASSETS

Cash and cash equivalents ...........................................................     $          109,490      $          260,963
Receivables:
  Note, net of deferred gain of $736,271 ............................................              3,632,946               3,062,629
  Unbilled rent .....................................................................                222,696                 239,271
  Billed rent .......................................................................                188,230                 140,211
  Due from affiliates ...............................................................              1,013,698               1,013,698
  Interest ..........................................................................                236,473                       0
Income-producing properties - net of
  accumulated depreciation and valuation
  allowance of $3,991,052 and $3,728,719,
  respectively ......................................................................             10,324,783              10,590,651
Investment in unconsolidated joint venture ..........................................              2,141,531               3,023,177
Other assets - net of accumulated amortization
  of $434,421 and $393,674, respectively ............................................                865,279                 873,728
                                                                                          ------------------      ------------------

Total Assets ........................................................................     $       18,735,126      $       19,204,328
                                                                                          ==================      ==================

LIABILITIES AND PARTNERS' EQUITY

Accrued and other liabilities .......................................................     $          952,632      $        1,452,577
Notes payable .......................................................................              6,373,119               6,397,116
                                                                                          ------------------      ------------------

Total Liabilities ...................................................................              7,325,751               7,849,693
                                                                                          ------------------      ------------------

Partners' equity (deficit):
  General Partner ...................................................................                (63,458)                      0
  Limited Partners:
    Class A Limited Partners:
      60,000 units authorized,
      56,674 issued and outstanding .................................................              7,503,640               7,426,335

    Class B Limited Partners:
      60,000 units authorized,
      29,979 issued and outstanding .................................................              3,969,193               3,928,300
                                                                                          ------------------      ------------------

Total Partners' equity ..............................................................             11,409,375              11,354,635
                                                                                          ------------------      ------------------

Total Liabilities and Partners' equity ..............................................     $       18,735,126      $       19,204,328
                                                                                          ==================      ==================

                             SEE ACCOMPANYING NOTES

                       SIERRA PACIFIC DEVELOPMENT FUND II
                             (A LIMITED PARTNERSHIP)

                            STATEMENTS OF OPERATIONS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999
             AND FOR THE THREE MONTHS ENDED JUNE 30, 2000 AND 1999

--------------------------------------------------------------------------------

                                                                       SIX MONTHS ENDED                    THREE MONTHS ENDED
                                                                           JUNE 30,                             JUNE 30,
                                                                ------------------------------        -----------------------------
                                                                    2000              1999               2000              1999
                                                                (UNAUDITED)        (UNAUDITED)        (UNAUDITED)       (UNAUDITED)
                                                                -----------        -----------        -----------       -----------
REVENUES:
  Rental income .........................................       $ 1,266,942        $ 1,194,025        $   699,215       $   569,806
  Interest income .......................................           236,944            204,768            122,573           102,364
                                                                -----------        -----------        -----------       -----------

                     Total revenues .....................         1,503,886          1,398,793            821,788           672,170
                                                                -----------        -----------        -----------       -----------

EXPENSES:
  Operating expenses ....................................           885,750            793,426            374,645           404,314
  Depreciation and amortization .........................           440,882            434,505            223,056           218,741
  Interest ..............................................           223,270            214,322            111,504           106,539
                                                                -----------        -----------        -----------       -----------

                     Total costs and expenses ...........         1,549,902          1,442,253            709,205           729,594
                                                                -----------        -----------        -----------       -----------

(LOSS) INCOME BEFORE PARTNERSHIP'S
   SHARE OF UNCONSOLIDATED JOINT
   VENTURE INCOME .......................................           (46,016)           (43,460)           112,583           (57,424)
                                                                -----------        -----------        -----------       -----------

PARTNERSHIP'S SHARE OF UNCONSOLIDATED
   JOINT VENTURE INCOME .................................           100,756             89,769             45,745            59,894
                                                                -----------        -----------        -----------       -----------

NET INCOME ..............................................       $    54,740        $    46,309        $   158,328       $     2,470
                                                                ===========        ===========        ===========       ===========

Net income per limited partnership unit .................       $      0.63        $      0.53        $      1.81       $      0.03
                                                                ===========        ===========        ===========       ===========

                             SEE ACCOMPANYING NOTES

                       SIERRA PACIFIC DEVELOPMENT FUND II
                             (A LIMITED PARTNERSHIP)

                    STATEMENTS OF CHANGES IN PARTNERS' EQUITY
                    FOR THE YEAR ENDED DECEMBER 31, 1999 AND
                     FOR THE SIX MONTHS ENDED JUNE 30, 2000

--------------------------------------------------------------------------------

                                                             LIMITED PARTNERS                                              TOTAL
                                                       ----------------------------                      GENERAL         PARTNERS'
                                         PER UNIT        CLASS A         CLASS B          TOTAL          PARTNER          EQUITY
                                       ------------    ------------    ------------    ------------    ------------    ------------
Proceeds from sale of
  partnership units .................. $     250.00    $ 14,392,000    $  7,579,000    $ 21,971,000                    $ 21,971,000
Underwriting commissions
  and other organization expenses ....       (33.68)     (1,939,045)     (1,021,124)     (2,960,169)                     (2,960,169)
Repurchase of 1,231 partnership
   units .............................         0.06        (177,934)        (66,167)       (244,101)                       (244,101)
Cumulative net income (loss)
  (to December 31, 1998) .............        (6.96)       (393,677)       (208,839)       (602,516)   $     46,674        (555,842)
Cumulative distributions
  (to December 31, 1998) .............       (64.80)     (3,685,045)     (1,947,280)     (5,632,325)        (46,674)     (5,678,999)
                                       ------------    ------------    ------------    ------------    ------------    ------------

Partners' equity - January 1, 1999 ...       144.62       8,196,299       4,335,590      12,531,889               0      12,531,889
Net loss .............................       (13.59)       (769,964)       (407,290)     (1,177,254)                     (1,177,254)
                                       ------------    ------------    ------------    ------------    ------------    ------------

Partners' equity -
  January 1, 2000 (audited) ..........       131.03       7,426,335       3,928,300      11,354,635               0      11,354,635
Transfer among general partner and
  limited partners ...................         0.74          41,861          22,144          64,005         (64,005)              0
Net income (unaudited) ...............         0.63          35,444          18,749          54,193             547          54,740
                                       ------------    ------------    ------------    ------------    ------------    ------------

Partners' equity (deficit) -
   June 30, 2000 (unaudited) ......... $     132.40    $  7,503,640    $  3,969,193    $ 11,472,833    $    (63,458)   $ 11,409,375
                                       ============    ============    ============    ============    ============    ============

                             SEE ACCOMPANYING NOTES

                       SIERRA PACIFIC DEVELOPMENT FUND II
                             (A LIMITED PARTNERSHIP)

                            STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999

--------------------------------------------------------------------------------

                                                        2000           1999
                                                     (UNAUDITED)    (UNAUDITED)
                                                     -----------    -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income ......................................  $    54,740    $    46,309
  Adjustments to reconcile net income
  to cash used in operating activities:
    Depreciation and amortization .................      440,882        434,505
    Partnership's share of unconsolidated
      joint venture income ........................     (100,756)       (89,769)
    Increase in rent receivable ...................      (31,444)       (28,359)
    Increase in interest receivable ...............     (236,473)      (203,876)
    Decrease in other receivables .................            0          7,946
    Increase in other assets ......................      (73,665)       (35,967)
    Decrease in accrued and other liabilities .....     (499,945)      (249,356)
                                                     -----------    -----------

    Net cash used in operating activities .........     (446,661)      (118,567)
                                                     -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Loan to affiliate of the general partner ......     (570,317)             0
    Payments for property additions ...............      (90,471)      (198,863)
                                                     -----------    -----------

    Net cash used in investing activities .........     (660,788)      (198,863)
                                                     -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Principal payments on notes payable ...........      (23,997)       (11,674)
    Contributions to unconsolidated joint venture .      (23,000)             0
    Distributions from unconsolidated joint venture    1,002,973              0
    Borrowings from affiliate .....................            0        306,184
                                                     -----------    -----------

    Net cash provided by financing activities .....      955,976        294,510
                                                     -----------    -----------

NET DECREASE IN CASH AND CASH EQUIVALENTS .........     (151,473)       (22,920)

CASH AND CASH EQUIVALENTS - Beginning of period ...      260,963         71,180
                                                     -----------    -----------

CASH AND CASH EQUIVALENTS - End of period .........  $   109,490    $    48,260
                                                     ===========    ===========


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

    Cash paid during the period for property taxes   $   223,178    $   210,731
                                                     ===========    ===========

    Cash paid during the period for interest ......  $   223,270    $   191,335
                                                     ===========    ===========

                             SEE ACCOMPANYING NOTES

                       SIERRA PACIFIC DEVELOPMENT FUND II
                             (A LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)
--------------------------------------------------------------------------------

1.    BASIS OF FINANCIAL STATEMENTS

In the opinion of Sierra Pacific Development Fund II's (the Partnership) management, these unaudited financial statements reflect all adjustments which are necessary for a fair presentation of its financial position at June 30, 2000 and results of operations and cash flows for the periods presented. All adjustments included in these statements are of a normal and recurring nature. These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Annual Report of the Partnership for the year ended December 31, 1999.

2.    RELATED PARTY TRANSACTIONS

Included in the financial statements for the six months ended June 30, 2000 and 1999 are affiliate transactions as follows:

                                                June 30
                                         -----------------------
                                            2000       1999
                                         -----------------------
           Management fees                 $ 62,065    $ 55,105
           Administrative fees              143,040     163,402
           Leasing fees                      46,960      12,173


3.    INVESTMENT IN UNCONSOLIDATED JOINT VENTURE

Sierra Mira Mesa Partners (SMMP) was formed in 1985 between the Partnership and Sierra Pacific Pension Investors '84 (SPPI'84), an affiliate, to develop and operate the real property known as Sierra Mira Mesa, an office building located in San Diego, California. The Partnership's initial ownership interest in SMMP was 51%; the remaining 49% was owned by SPPI'84. Effective December 31, 1996, the general partners amended the partnership agreement to allow for adjustments in the sharing ratio each year based upon the relative net contributions and distributions since inception of each general partner. At June 30, 2000 the Partnership's interest in SMMP is 30.17%; the remaining 69.83% interest is owned by SPPI'84.

The consolidated financial statements of SMMP include the accounts of SMMP and Sorrento I Partners, a majority owned California general partnership. Summarized income statement information for SMMP for the six months ended June 30, 2000 and 1999 follows:

Sierra Pacific Development Fund II
Notes to Financial Statements (Unaudited)
Page two

                                                 June 30
                                         ------------------------
                                            2000        1999
                                         ------------------------
           Rental income                 $ 1,096,679  $1,059,081
           Total revenues                  1,220,016   1,170,121
           Operating expenses                446,008     361,757
           Share of unconsolidated
             joint venture income (loss)      81,931     (36,566)
           Net income                        326,619     269,349




As of June 30, 2000, SMMP holds a 43.92% interest in Sorrento II Partners
(SIIP), a California general partnership with Sierra Pacific Institutional Properties V formed in 1993; a 5.08% interest in Sierra Creekside Partners
(SCP), a California general partnership with Sierra Pacific Development Fund formed in 1994; and a 33.36% interest in Sierra Vista Partners (SVP), a California general partnership with Sierra Pacific Development Fund III formed in 1994.

Summarized income statement information for these Partnerships, which are accounted for by SMMP under the equity method, for the six months ended June 30, 2000 and 1999 follows:

                              SCP                SVP               SIIP
                       --------------------------------------------------------
                            June 30            June 30           June 30
                       --------------------------------------------------------
                         2000      1999     2000     1999     2000     1999
                       --------------------------------------------------------
Rental income           $489,777 $448,066  $     0  $     0 $699,130  $554,777
Total revenues           489,777  448,066        0   11,907  710,335   554,777
Operating expenses       268,936  247,078   13,735   14,577  236,241   243,567
Extraordinary loss       (46,020)       0        0        0        0         0
Net (loss) income       (149,586) (50,053) (13,735)  (2,670) 214,281   (92,300)

Sierra Pacific Development Fund II
Notes to Financial Statements (Unaudited)
Page three

4.    PARTNERS' EQUITY

Equity and net income (loss) per limited partnership unit is determined by dividing the limited partners' share of the Partnership's equity and net income
(loss) by the number of limited partnership units outstanding, 56,674 Class A and 29,979 Class B.

During the quarter ended March 31, 2000, an amount was transferred between the partners' equity accounts such that 99% of cumulative operating income, gains, losses, deductions and credits of the Partnership is allocated among the limited partners and 1% is allocated to the general partner. Management does not believe that the effect of this transfer is significant.


5.    PENDING TRANSACTION

CGS Real Estate Company, Inc. (CGS), an affiliate of the general partner, is in the process of developing a plan pursuant to which the properties owned by the Partnership would be combined with the properties of other real estate partnerships managed by CGS and its affiliates. These limited partnerships own office properties, industrial properties, shopping centers, and residential apartment properties. It is expected that the acquirer would in the future qualify as a real estate investment trust. Limited partners would receive shares of common stock in the acquirer, which would be listed on a national securities exchange or the NASDAQ national market system.

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

                           SIERRA PACIFIC DEVELOPMENT FUND II
                           a Limited Partnership
                           S-P PROPERTIES, INC.
                           General Partner

Date:  AUGUST 14, 2000     /s/ THOMAS N. THURBER
       ---------------     -----------------------------------------------------
                           Thomas N. Thurber
                           President and Director

Date:  AUGUST 14, 2000     /s/ G. ANTHONY EPPOLITO
       ---------------     -----------------------------------------------
                           G. Anthony Eppolito
                           Chief Accountant