Form 10-Q
period 2000-09-30
SIERRA PACIFIC DEVELOPMENT FUND II
filed 2000-11-14
CIK 719606

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For Quarter ended                      September 30, 2000
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

                         PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

The following financial statements are submitted in the next pages:

                                                                   PAGE
                                                                  NUMBER
Balance Sheets - September 30, 2000 and December 31, 1999            5


Statements of Operations - For the Nine Months and Three Months
Ended September 30, 2000 and 1999                                    6

Statements of Changes in Partners' Equity - For the Year Ended
December 31, 1999 and for the Nine Months Ended September 30, 2000   7

Statements of Cash Flows - For the Nine Months Ended
September 30, 2000 and 1999                                          8

Notes to Financial Statements                                        9


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

(b)         RESULTS OF OPERATIONS

Rental income for the nine months ended September 30, 2000 increased by approximately $90,000, or 5%, in comparison to the same period in 1999, primarily due to an increase in common area maintenance fees recovery revenue at 5850 San Felipe. Supplemental billings were made in 2000 to recover higher than anticipated prior year common area maintenance fees. The increase in rental income is also attributable to higher rental rates and occupancy. Occupancy at Sierra Southwest Point rose from 85% at September 30, 1999 to 95% at September 30, 2000. At 5850 San Felipe, occupancy rose slightly from 98% to 99% between the same periods. Sierra Westlakes remained 75% occupied.

Rental income for the quarter ended September 30, 2000 increased by approximately $17,000, or 3%, principally due to the higher rental rates and occupancy. This increase was partially offset by lower common area maintenance fee recovery revenue at Sierra Westlakes, as supplemental billings were made in the third quarter of 1999 to recover higher than anticipated common area maintenance fees from a prior period.

Operating expenses for the nine months ended September 30, 2000 increased by approximately $143,000, or 13%, when compared to the corresponding period in 1999, largely due to an increase in legal fees associated with the settlement of a lawsuit against the Partnership (see discussion below). In addition, maintenance and repairs costs and accounting and auditing fees rose during the period. Operating expenses for the three months ended September 30, 2000 increased by approximately $50,000, or 15%, primarily due to, among other factors, higher maintenance and repairs, utilities, administrative costs and accounting and auditing fees incurred during the quarter.

The Partnership's share of unconsolidated joint venture income increased by approximately $12,000 for the nine months ended September 30, 2000 when compared to the corresponding period in the prior year. This increase in income generated by SMMP was in large part attributable to its share of Sorrento II Partners'
(SIIP) income. SIIP, which SMMP accounts for as an unconsolidated joint venture investment on the equity method, recorded an increase in income due to, among other factors, higher common area maintenance fees recovery revenue and a decrease in ground lease expense during the nine months ended September 30, 2000.

(c)         LIQUIDITY AND CAPITAL RESOURCES

In December 1999, a lawsuit was settled against the Partnership that provided for a complete release of the Partnership, general partners and all affiliates. The suit related to three loans made to affiliates, two by the Partnership and one by SMMP. As part of the material terms of the Settlement, S-P Properties, the general partner of the Partnership, on or before December 31, 2000, will call and collect the two demand notes with balances of $1,012,698 and $4,642,334, respectively, on September 30, 2000 and a portion of the SMMP loan (the date of collection being referred to herein as the "Payment Date"). In the case of the SMMP loan, the amount due is equal to that percentage of the loan corresponding to the Partnership's interest in SMMP, which in any event is no less than thirty percent (30%). The loan proceeds received by the Partnership will be distributed on a per-unit basis to the limited partners and assignees of the Partnership of record as of the Payment Date.

The collection and distribution of the two demand notes held by the Partnership will result in a reduction of equity and notes receivable. The collection and distribution of the note receivable held by SMMP will ultimately result in a reduction in equity and investment in unconsolidated joint venture of approximately $735,000 (30% of SMMP's note receivable balance of $2,451,227).

The Partnership also agreed to pay plaintiff's attorneys' fees of $1,000,000. In the first quarter of 2000, the Partnership made scheduled payments totaling $500,000. The remaining $500,000 is due by December 31, 2000.

The Partnership is in an illiquid position as of September 30, 2000 with cash and billed rents of approximately $293,000 and current liabilities of approximately $910,000, which includes the remaining legal liability of $500,000.

The Partnership's primary capital requirement is the remaining legal obligation. It is anticipated this liability will be contributed to the real estate investment trust (REIT) currently being organized by CGS Real Estate Company Inc., an affiliate of the general partner (See Note 5). In the event the REIT is not formed in time, it is anticipated this obligation would be funded from the operations of the properties and distributions from SMMP.

Inflation:

The Partnership does not expect inflation to be a material factor in its operations in 2000.

                       SIERRA PACIFIC DEVELOPMENT FUND II
                             (A LIMITED PARTNERSHIP)

                                 BALANCE SHEETS
                    SEPTEMBER 30, 2000 AND DECEMBER 31, 1999

--------------------------------------------------------------------------------

                                                                                        SEPTEMBER 30, 2000       DECEMBER 31, 1999
                                                                                           (UNAUDITED)
                                                                                       --------------------     --------------------
ASSETS

Cash and cash equivalents .........................................................    $             68,211     $            260,963
Receivables:
  Note, net of deferred gain of $736,271 ..........................................               3,906,063                3,062,629
  Unbilled rent ...................................................................                 230,726                  239,271
  Billed rent .....................................................................                 224,494                  140,211
  Due from affiliates .............................................................               1,013,698                1,013,698
  Interest ........................................................................                 362,278                        0
Income-producing properties - net of
  accumulated depreciation and valuation
  allowance of $4,172,957 and $3,728,719,
  respectively ....................................................................              10,182,993               10,590,651
Investment in unconsolidated joint venture ........................................               1,842,371                3,023,177
Other assets - net of accumulated amortization
  of $473,788 and $393,674, respectively ..........................................                 903,228                  873,728
                                                                                       --------------------     --------------------

Total Assets ......................................................................    $         18,734,062     $         19,204,328
                                                                                       ====================     ====================

LIABILITIES AND PARTNERS' EQUITY


Accrued and other liabilities .....................................................    $            909,868     $          1,452,577
Notes payable .....................................................................               6,361,069                6,397,116
                                                                                       --------------------     --------------------

Total Liabilities .................................................................               7,270,937                7,849,693
                                                                                       --------------------     --------------------

Partners' equity (deficit):
  General Partner .................................................................                 (62,920)                       0
  Limited Partners:
    Class A Limited Partners:
      60,000 units authorized,
      56,674 issued and outstanding ...............................................               7,538,443                7,426,335

    Class B Limited Partners:
      60,000 units authorized,
      29,979 issued and outstanding ...............................................               3,987,602                3,928,300
                                                                                       --------------------     --------------------

Total Partners' equity ............................................................              11,463,125               11,354,635
                                                                                       --------------------     --------------------

Total Liabilities and Partners' equity ............................................    $         18,734,062     $         19,204,328
                                                                                       ====================     ====================

                             SEE ACCOMPANYING NOTES

                       SIERRA PACIFIC DEVELOPMENT FUND II
                             (A LIMITED PARTNERSHIP)

                            STATEMENTS OF OPERATIONS
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
           AND FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

--------------------------------------------------------------------------------

                                                                             NINE MONTHS ENDED              THREE MONTHS ENDED
                                                                               SEPTEMBER 30,                   SEPTEMBER 30,
                                                                      -----------------------------     ----------------------------
                                                                          2000             1999             2000           1999
                                                                       (UNAUDITED)      (UNAUDITED)      (UNAUDITED)    (UNAUDITED)
                                                                      ------------     ------------     ------------    ------------
REVENUES:
  Rental income ..................................................    $  1,887,364     $  1,797,273     $    620,422    $    603,248
  Interest income ................................................         363,153          307,543          126,209         102,775
                                                                      ------------     ------------     ------------    ------------

                     Total revenues ..............................       2,250,517        2,104,816          746,631         706,023
                                                                      ------------     ------------     ------------    ------------

EXPENSES:
  Operating expenses .............................................       1,273,003        1,130,210          387,253         336,784
  Depreciation and amortization ..................................         666,602          652,328          225,720         217,823
  Interest .......................................................         334,854          324,986          111,584         110,664
                                                                      ------------     ------------     ------------    ------------

                     Total costs and expenses ....................       2,274,459        2,107,524          724,557         665,271
                                                                      ------------     ------------     ------------    ------------

(LOSS) INCOME BEFORE PARTNERSHIP'S
   SHARE OF UNCONSOLIDATED JOINT
   VENTURE INCOME ................................................         (23,942)          (2,708)          22,074          40,752
                                                                      ------------     ------------     ------------    ------------

PARTNERSHIP'S SHARE OF UNCONSOLIDATED
   JOINT VENTURE INCOME ..........................................         132,432          120,675           31,676          30,906
                                                                      ------------     ------------     ------------    ------------

NET INCOME .......................................................    $    108,490     $    117,967     $     53,750    $     71,658
                                                                      ============     ============     ============    ============

Net income per limited partnership unit ..........................    $       1.24     $       1.36     $       0.61    $       0.83
                                                                      ============     ============     ============    ============

                             SEE ACCOMPANYING NOTES

                       SIERRA PACIFIC DEVELOPMENT FUND II
                             (A LIMITED PARTNERSHIP)

                    STATEMENTS OF CHANGES IN PARTNERS' EQUITY
                    FOR THE YEAR ENDED DECEMBER 31, 1999 AND
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000

-------------------------------------------------------------------------------

                                                          LIMITED PARTNERS                                               TOTAL
                                                     ----------------------------                      GENERAL         PARTNERS'
                                      PER UNIT          CLASS A        CLASS B          TOTAL          PARTNER          EQUITY
                                     ------------    ------------    ------------    ------------    ------------    ------------
Proceeds from sale of
  partnership units ................ $     250.00    $ 14,392,000    $  7,579,000    $ 21,971,000                    $ 21,971,000
Underwriting commissions
  and other organization expenses ..       (33.68)     (1,939,045)     (1,021,124)     (2,960,169)                     (2,960,169)
Repurchase of 1,231 partnership
   units ...........................         0.06        (177,934)        (66,167)       (244,101)                       (244,101)
Cumulative net income (loss)
  (to December 31, 1998) ...........        (6.96)       (393,677)       (208,839)       (602,516)   $     46,674        (555,842)
Cumulative distributions
  (to December 31, 1998) ...........       (64.80)     (3,685,045)     (1,947,280)     (5,632,325)        (46,674)     (5,678,999)
                                     ------------    ------------    ------------    ------------    ------------    ------------

Partners' equity - January 1, 1999 .       144.62       8,196,299       4,335,590      12,531,889               0      12,531,889
Net loss ...........................       (13.59)       (769,964)       (407,290)     (1,177,254)                     (1,177,254)
                                     ------------    ------------    ------------    ------------    ------------    ------------

Partners' equity -
  January 1, 2000 (audited) ........       131.03       7,426,335       3,928,300      11,354,635               0      11,354,635
Transfer among general partner and
  limited partners .................         0.74          41,861          22,144          64,005         (64,005)              0
Net income (unaudited) .............         1.24          70,247          37,158         107,405           1,085         108,490
                                     ------------    ------------    ------------    ------------    ------------    ------------

Partners' equity (deficit) -
   September 30, 2000 (unaudited) .. $     133.01    $  7,538,443    $  3,987,602    $ 11,526,045    $    (62,920)   $ 11,463,125
                                     ============    ============    ============    ============    ============    ============

                             SEE ACCOMPANYING NOTES

                       SIERRA PACIFIC DEVELOPMENT FUND II
                             (A LIMITED PARTNERSHIP)

                            STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

--------------------------------------------------------------------------------

                                                                                                   2000                  1999
                                                                                                 (Unaudited)          (Unaudited)
                                                                                               ---------------      ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income .............................................................................     $       108,490      $       117,967
  Adjustments to reconcile net income
  to cash used in operating activities:
    Depreciation and amortization ........................................................             666,602              652,328
    Partnership's share of unconsolidated
      joint venture income ...............................................................            (132,432)            (120,675)
    Increase in rent receivable ..........................................................             (75,738)             (67,700)
    Increase in interest receivable ......................................................            (362,278)            (306,049)
    Decrease in other receivables ........................................................                   0                7,946
    (Increase) decrease in other assets ..................................................            (154,053)              28,916
    Decrease in accrued and other liabilities ............................................            (542,709)            (225,466)
                                                                                               ---------------      ---------------

    Net cash used in operating activities ................................................            (492,118)              87,267
                                                                                               ---------------      ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Loan to affiliate of the general partner .............................................            (843,434)                   0
    Payments for property additions ......................................................            (130,748)            (199,555)
                                                                                               ---------------      ---------------

    Net cash used in investing activities ................................................            (974,182)            (199,555)
                                                                                               ---------------      ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Funding of note payable secured by property ..........................................                   0            1,500,000
    Principal payments on notes payable ..................................................             (36,047)          (1,318,890)
    Contributions to unconsolidated joint venture ........................................            (101,878)                   0
    Distributions from unconsolidated joint venture ......................................           1,411,473                    0
    Borrowings from affiliate ............................................................                   0              306,184
                                                                                               ---------------      ---------------

    Net cash provided by financing activities ............................................           1,273,548              487,294
                                                                                               ---------------      ---------------

NET (DECREASE) INCREASE IN CASH
    AND CASH EQUIVALENTS .................................................................            (192,752)             375,006

CASH AND CASH EQUIVALENTS - Beginning of period ..........................................             260,963               71,180
                                                                                               ---------------      ---------------

CASH AND CASH EQUIVALENTS - End of period ................................................     $        68,211      $       446,186
                                                                                               ===============      ===============


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

    Cash paid during the period for property taxes .......................................     $       223,178      $       210,731
                                                                                               ===============      ===============

    Cash paid during the period for interest .............................................     $       334,354      $       300,206
                                                                                               ===============      ===============

                             SEE ACCOMPANYING NOTES

                       SIERRA PACIFIC DEVELOPMENT FUND II
                             (A LIMITED PARTNERSHIP)
                              ---------------------

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)
    ------------------------------------------------------------------------

1.    BASIS OF FINANCIAL STATEMENTS

In the opinion of Sierra Pacific Development Fund II's (the Partnership) management, these unaudited financial statements reflect all adjustments necessary for a fair presentation of financial position on September 30, 2000 and results of operations and cash flows for the periods presented. All adjustments included in these statements are of a normal and recurring nature. These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Annual Report of the Partnership for the year ended December 31, 1999.

2.    RELATED-PARTY TRANSACTIONS

Included in the financial statements for the nine months ended September 30, 2000 and 1999 are affiliate transactions as follows:

                                              September 30
                                         -----------------------
                                            2000         1999
                                         ----------    ---------
           Management fees                 $ 94,311    $ 83,323
           Administrative fees              208,429     216,879
           Leasing fees                      60,232      29,957


3.    INVESTMENT IN UNCONSOLIDATED JOINT VENTURE

Sierra Mira Mesa Partners (SMMP) was formed in 1985 between the Partnership and Sierra Pacific Pension Investors '84 (SPPI'84), an affiliate, to develop and operate the real property known as Sierra Mira Mesa, an office building located in San Diego, California. The Partnership's initial ownership interest in SMMP was 51%; the remaining 49% was owned by SPPI'84. Effective December 31, 1996, the general partners amended the partnership agreement to allow for adjustments in the sharing ratio each year based upon the relative net contributions and distributions since inception of each general partner. As of September 30, 2000 the Partnership's interest in SMMP is 30.17%; the remaining 69.83% interest is owned by SPPI'84.

The consolidated financial statements of SMMP include the accounts of SMMP and Sorrento I Partners, a majority-owned California general partnership. Summarized income statement information for SMMP for the nine months ended September 30, 2000 and 1999 is as follows:

Sierra Pacific Development Fund II
Notes to Financial Statements (Unaudited)
Page two

                                              September 30
                                         ------------------------
                                            2000        1999
                                         -----------  -----------
           Rental income                 $ 1,608,103  $1,581,014
           Total revenues                  1,794,537   1,748,607
           Operating expenses                692,164     546,496
           Share of unconsolidated
             joint venture income (loss)     116,068     (50,092)
           Net income                        425,648     358,835

As of September 30, 2000, SMMP held a 43.92% interest in Sorrento II Partners
(SIIP), a California general partnership with Sierra Pacific Institutional Properties V formed in 1993, a 5.08% interest in Sierra Creekside Partners
(SCP), a California general partnership with Sierra Pacific Development Fund formed in 1994, and a 33.36% interest in Sierra Vista Partners (SVP), a California general partnership with Sierra Pacific Development Fund III formed in 1994.

Summarized income statement information for these Partnerships, which are accounted for by SMMP under the equity method, for the nine months ended September 30, 2000 and 1999 is as follows:

                         SCP                SVP                SIIP
                  ------------------   --------------- --------------------
                     September 30       September 30      September 30
                  ------------------   --------------- --------------------
                     2000     1999      2000     1999     2000       1999
                  --------- --------   ------   ------ ----------  --------
Rental income      $744,330 $682,407    $   0     $  0 $1,013,425  $831,944
Total revenues      744,330  682,407        0   11,907  1,024,630   831,944
Operating expenses  404,520  376,008   13,735   14,577    351,062   338,169
Extraordinary loss  (46,020)       0        0        0          0         0
Net (loss) income  (206,327) (66,373) (13,735)  (2,670)   298,569  (127,792)

Sierra Pacific Development Fund II
Notes to Financial Statements (Unaudited)
Page three

4.    PARTNERS' EQUITY

Equity and net income (loss) per limited partnership unit is determined by dividing the limited partners' share of the Partnership's equity and net income
(loss) by the number of limited partnership units outstanding, 56,674 Class A and 29,979 Class B.

During the quarter ended March 31, 2000, an amount was transferred between the partners' equity accounts such that 99% of cumulative operating income, gains, losses, deductions and credits of the Partnership was allocated among the limited partners and 1% was allocated to the general partner. Management does not believe that the effect of this transfer is significant.

5.    PENDING TRANSACTION

CGS Real Estate Company, Inc. (CGS), an affiliate of the general partner, is continuing the development of a plan which will combine the Partnership's properties with the properties of other real estate partnerships managed by CGS and its affiliates. These limited partnerships own office properties, industrial properties, shopping centers, and residential apartment properties. It is expected that the acquirer would qualify as a real estate investment trust. Limited partners would receive shares of common stock from the acquirer, which would be listed on a national securities exchange. This transaction is subject to the approval of the limited partners of the Partnership and portions of the other partnerships. CGS's management filed a Registration Statement on Form S-4 August 14, 2000 relating to the solicitation of consents with the Securities and Exchange Commission.

6.    RECENT ACCOUNTING PRONOUNCEMENT

In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 101 (SAB 101), Revenue Recognition in Financial Statements, which summarizes certain of the SEC staff's views on applying generally accepted accounting principles to revenue recognition in financial statements. The Partnership will adopt the accounting provisions of SAB 101 in the fourth quarter of 2000. Management believes that the implementation of SAB 101 will not have a significant effect on the Partnership's financial condition or results of operations.

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

                           SIERRA PACIFIC DEVELOPMENT FUND II
                           a Limited Partnership
                           S-P PROPERTIES, INC.
                           General Partner

Date:  NOVEMBER 14, 2000   /s/ THOMAS N. THURBER
                           -----------------------------------------------
                           Thomas N. Thurber
                           President and Director

Date:  NOVEMBER 14, 2000   /s/ G. ANTHONY EPPOLITO
                           -----------------------------------------------
                           G. Anthony Eppolito
                           Chief Accountant