Form 10-K
period 2000-12-31
SIERRA PACIFIC DEVELOPMENT FUND II
filed 2001-04-09
CIK 719606

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    Form 10-K
              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2000      Commission file number: 0-12036

                       SIERRA PACIFIC DEVELOPMENT FUND II
                       (A California Limited Partnership)

          State of California                              95-3856271
----------------------------------------         -------------------------------
     (State or other jurisdiction of                    (I.R.S. Employer
     incorporation or organization)                   Identification Number)

      5850 San Felipe, Suite 450
           Houston, Texas                                     77057
----------------------------------------         -------------------------------
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

                                 Title of class

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X|. No |_|.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Annual Report to Limited Partners for the Year Ended December 31, 2000 is incorporated by reference into Parts II and III

                                     PART I

ITEM 1. BUSINESS

(a.) GENERAL DEVELOPMENT OF BUSINESS. Sierra Pacific Development Fund II (the "Partnership") is a California limited partnership that was formed in April 1983 for the purpose of acquiring, developing, and operating commercial and industrial real estate.

The Partnership's activities have involved the ownership and operation of four real estate projects in Texas:

                                                                      Rentable
                                                                       Square
              Project name, location           Type of real estate     Footage
              ----------------------           -------------------     -------
       Sierra Technology Center, Austin (A)    Industrial/office       108,205
       Sierra Westlakes, San Antonio           Industrial/office         95,370
       Sierra Southwest Pointe, Houston        Industrial/warehouse    101,102
       5850 San Felipe, Houston  (B)           Office                  100,258

      (A)   Sold December 1994.
      (B) Acquired December 1994 as partial compensation for the sale of Sierra Technology Center.

In December 1997, Sierra Southwest Point LLC ("SSPLLC") was formed with the Partnership being the sole member. This company was formed solely to engage in the following activities: a) to acquire from Sierra Pacific Development Fund II the property known as Sierra Southwest Pointe, b) to own, hold, sell, assign, transfer, operate, lease, mortgage, pledge and otherwise deal with the Property, c) to exercise all powers enumerated in the Delaware Limited Liability Company Act necessary or convenient to the conduct, promotion or attainment of the business or purposes otherwise set forth. The Sierra Southwest Pointe property was transferred at no cost from the Partnership to SSPLLC. The accounts of SSPLLC are consolidated into the financial statements of the Partnership since the date of formation and all significant intercompany transactions are eliminated in consolidation. All entities in which the Partnership has a controlling equity interest are consolidated in the financial statements.

In December 1994, the Partnership sold Sierra Technology Center for $6,000,000. The sale proceeds were received in cash, a note receivable from the buyer, and equity in the 5850 San Felipe property. A gain of $539,835 was recorded in 1994 with an additional gain of $736,271 deferred to subsequent years, to be recognized when the note receivable is collected.

In 1985, Sierra Mira Mesa Partners ("SMMP"), a California general partnership, was formed with Sierra Pacific Pension Investors `84 ("SPPI'84"). SMMP was initially created to develop and operate the office building known as Sierra Mira Mesa in San Diego, California. The Partnership's initial ownership interest in SMMP was 51%; the remaining 49% was owned by SPPI'84. Effective December 31, 1996, the general partners amended the partnership agreement to allow for adjustments in the sharing ratio on January 1 each year based upon the relative net contributions and distributions since inception of each general partner. In conjunction with this amendment, the general partners forgave the December 31, 1996 balances of advances due from SMMP and included these amounts as adjustments to their respective equity accounts. As a result, the sharing ratio in effect for 1998, 1999 and 2000 was 33.74%, 33.01% and 30.17%, respectively, for the
Partnership and 66.26%, 66.99% and 69.83%, respectively, for SPPI'84. During 2000, SMMP made net distributions of $1,506,795 to the Partnership and $563,993 to SPPI'84. The net distributions received from SMMP were primarily used by the Partnership as a source for additional funding made on its trust deed note receivable from an affiliate of the General Partner. Accordingly, on January 1, 2001, the sharing ratio will be decreased to 19.68% for the Partnership and increased to 80.32% for SPPI'84 to reflect the 2000 contributions and distributions.

As of December 31, 2000, SMMP also holds an 83.24% interest in Sorrento I Partners (a California general partnership with Sierra Pacific Development Fund III formed in 1993), a 43.92% interest in Sorrento II Partners (a California general partnership with Sierra Pacific Institutional Properties V formed in
1993), a 5.08% interest in Sierra Creekside Partners (a California general partnership with Sierra Pacific Development Fund formed in 1994), and a 33.36% interest in Sierra Vista Partners (a California general partnership with Sierra Pacific Development Fund III formed in 1994).

Audited financial statements of Sierra Mira Mesa Partners are included in the Annual Report to the Limited Partners attached as an Exhibit.

(b.) NARRATIVE DESCRIPTION OF BUSINESS. The Partnership owns and operates three projects in Texas as described above. Each of the projects is occupied by more than one tenant, the most significant of which is Sears at Sierra

Westlakes. Rental income from Sears totaled $432,000, or 15%, of total rental income for the year ended December 31, 2000.

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

Operations of the Partnership through 2000 have been consistent with the intent of the original prospectus in that the Partnership has invested in real estate projects that had the potential for capital gains, preservation of capital, and providing distributable cash flow partially sheltered from Federal income tax. However, the Partnership and its real estate have been adversely affected by the Tax Reform Act of 1986, aggressive lending by banks that resulted in commercial real estate overbuilding, and subsequent severe recessions. The original intention to sell its real estate investments after a three to five year holding period has been delayed indefinitely. As of December 31, 2000, the Partnership had paid cash distributions of $64.80 for each $250 unit investment and remaining partners' equity was computed at $135.71 per unit. Thus, if the Partnership were to be liquidated at the end of 2000 at book value, each $250 investment would have returned a total of $200.51.

CGS Real Estate Company, Inc. ("CGS"), an affiliate of the general partner, is continuing the development of a plan which will combine the Partnership's properties with the properties of other real estate partnerships managed by CGS and its affiliates. These limited partnerships own office properties, industrial properties, shopping centers and residential apartment properties. It is expected that the acquirer, American Spectrum Realty, Inc. ("ASR"), would qualify as a real estate investment trust. Limited partners would receive shares of common stock in ASR, which would be listed on a national securities exchange. The transaction is subject to the approval of the limited partners of the partnerships. ASR filed a Registration Statement on Form S-4 August 14, 2000 relating to the solicitation of consents with the Securities and Exchange Commission. The Registration Statement was amended on February 14, 2001.

ITEM 2. PROPERTIES

The Partnership owns three properties in Texas including one office building and two industrial buildings. The three buildings represent 296,730 square feet of rentable space. Details of the individual properties and the respective tenants/leases follow. During 2000, the Partnership owned a 30.17% interest in a fourth property - Sierra Mira Mesa, an office building in San Diego, California. The Partnership also had an indirect 25.11% interest in an industrial property known as Sorrento I in San Diego, California. Ownership interest in both of these properties is subject to adjustment yearly based upon the relative net contributions of the partners.

5850 San Felipe - Houston, Texas

This property includes one office building comprising 100,258 rentable square feet and was 97% occupied at December 31, 2000. The average effective annual rent per square foot at December 31, 2000 was $11.97. The principal businesses carried on from the building are of the service sector - executive suites, property management, health care and governmental services.

The property was encumbered by a mortgage lien in favor of Mutual Life Insurance Company of New York with a principal balance of $3,000,000 at December 31, 2000. In March 1996, the loan was modified to reduce the interest rate on this debt to 5% from the previous 8.5% in exchange for a principal paydown of $1,002,000. The loan requires monthly, interest-only payments through April 2004, the loan maturity date. Assuming no prepayment of principal, the principal balance due at maturity will be $3,000,000. No prepayment penalty is associated with this mortgage loan.

                         Summary of Significant Tenants

As of December 31, 2000, twenty-eight tenants occupy the office building. Two tenants, an executive suite service company and health care service company, occupy more than ten percent of the rentable square footage of the building. Details of the significant leases are as follows:

                                 Square    Percent of    Effective    Effective     Percent of
                                  Feet      Rentable      Rent Per     Rent Per       Gross
 Tenants of 5850 San Felipe     Occupied   Square Feet   Square Foot     Annum      Annual Rent    Expiration of Lease
----------------------------------------------------------------------------------------------------------------------
Third Coast Business Centers      17,502       17%        $  9.26     $  162,099        14%           December 2004
Kimberly Home Health              10,903       11%          10.90        118,874        10%          September 2001
Kimberly Home Health               1,746        2%          13.00         22,698         2%            April 2003
Tenants Occupying < 10% sq ft     67,200       67%          12.82        861,706        74%             Various
                                 ---------------------------------------------------------
Total Rented Space                97,351       97%        $ 11.97     $1,165,377       100%

Vacancies                          2,907        3%
                                 ----------------

Total Rentable Space             100,258      100%
                                 ================

Reference is made to Item 13 of Form 10-K for a further discussion of Third Coast Business Centers.

                         Summary of Leases by Expiration

Two tenants of 5850 San Felipe are on month to month lease; the remaining twenty-six tenants' leases are scheduled to expire over the next seven years as indicated in the table below.

Year of expiration              2001          2002          2003          2004          2005        2006          2007       Totals
Number of leases                   5             8             8             2             2           0             1           26
Percent of tot. leasess           18%           29%           29%            7%            7%          0%            4%          94%
Tot. area (sq. feet)          20,600        20,152        24,055        19,509         2,811           0         6,656       93,783
Annual rent               $  230,225    $  257,517    $  312,122    $  189,900    $   40,314    $      0    $   90,240   $1,120,318
Per. gross annual rent            20%           22%           27%           16%            3%          0%            8%          96%

Sierra Southwest Pointe - Houston, Texas

This property includes one industrial building comprising 101,102 rentable square feet and was 81% occupied at December 31, 2000. The average effective annual rent per square foot at December 31, 2000 was $6.41. The principal businesses carried on from the building are healthcare, manufacturing, retail, fitness, and church services.

The property was encumbered by a mortgage lien in favor of American General Mortgage Company with a principal balance of $1,069,837 at September 30, 1997, the loan maturity date. The mortgage bore interest at 10% and was payable in monthly installments of $14,207 through September 1997, the loan maturity date. Upon maturity of this loan, Heller Financial Corporation provided $1,300,000 secured by a mortgage lien collateralized by certain land and buildings. This loan was due in monthly interest only payments computed at the LIBOR rate plus 300 basis points. The note matured in January 1999. In August 1999, the Heller Financial Corporation note balance was paid and a new loan in the amount of $1,500,000 was funded with the same lender. The new mortgage bears interest at 8.35% per annum and calls for monthly principal and interest payments of $11,927. Such payments shall continue until September 2009, the maturity date. Although the loan is secured by a trust deed on the Sierra Southwest Pointe property, the obiligee on the note is Sierra Southwest Pointe, LLC. As of December 31, 2000, the loan balance was $1,479,069.

                         Summary of Significant Tenants

Twenty-one tenants occupied the building at December 31, 2000. No tenant occupied ten percent or more of the rentable square footage of the building as of December 31, 2000.

                         Summary of Leases by Expiration

At December 31, 2000, there was one month to month lease and twenty term leases that are scheduled to expire over the next ten years as indicated in the table below.

Year of expiration             2001       2002       2003       2004       2005       2006       2007
Number of leases                  4          4         10          0          1          0          0
Percent of total leases          19%        19%        48%         0%         5%         0%         0%
Total area (square feet)     13,873     20,702     32,118          0      2,958          0          0
Annual rent                $ 85,899   $118,419   $208,589   $      0   $ 16,431   $      0   $      0
Percent gross annual rent        16%        23%        40%         0%         3%         0%         0%

Year of expiration             2008       2009       2010     Totals
Number of leases                  0          0          1         20
Percent of total leases           0%         0%         5%        96%
Total area (square feet)          0          0      7,600     77,251
Annual rent                $      0   $      0   $ 70,291   $499,629
Percent gross annual rent         0%         0%        13%        95%

Sierra Westlakes Development - San Antonio, Texas

This property includes one industrial building comprising 95,370 rentable square feet and was 75% occupied at December 31, 2000. The average effective annual rent per square foot at December 31, 2000 was $8.67. The property had only two tenants whose principal businesses were distribution and manufacturing. Details of their leases follow.

The property is encumbered by a mortgage lien in favor of Westmark Commercial Mortgage Fund II with a principal balance of $1,870,972 at December 31, 2000. The mortgage bears interest at 9% and is payable in monthly installments of $16,784 through March 2006, the loan maturity date. Payments are amortized over a 300 month period with a principal balance of $1,654,784 due at maturity assuming no payment has been made on principal in advance of its due date.

                         Summary of Significant Tenants

                                 Square       Percent of    Effective   Effective     Percent of
      Tenants of                  Feet         Rentable      Rent Per    Rent Per       Gross
Sierra Westlakes Development     Occupied     Square Feet   Square Foot   Annum      Annual Rent  Expiration of Lease
----------------------------------------------------------------------------------------------------------------------
Sears                             45,935           48%        $ 9.40     $ 431,789        70%        December 2007
Felco Office Systems              25,357           27%          7.35       186,323        30%        February 2001
                                  ----------------------------------------------------------

Total Rented Space                71,292           75%        $ 8.67     $ 618,112       100%

Vacancies                         24,078           25%
                                  -------------------

Total Rentable Space              95,370          100%
                                  ===================

Depreciable Property             Reference is made to Schedule III of Form 10-K.

Real Estate Taxes

                                      Real Estate Tax as    2000 Real Estate Tax
Property                              % of Assessed Value        Obligation
--------------------------------------------------------------------------------

o    5850 San Felipe
          Houston, Texas                      2.90%               $179,436

o    Sierra Southwest Pointe
         Houston, Texas                       3.00%                $74,485

o    Sierra Westlake Development
         San Antonio, Texas                   2.96%               $115,846

Insurance

In the opinion of management, the properties are adequately covered by insurance.

Sierra Mira Mesa - San Diego, California

Sierra Mira Mesa office building consists of 89,560 rentable square feet and was 100% occupied at December 31, 2000. The principal business carried on from the building is insurance. The average effective annual rent per square foot at December 31, 2000 is $20.26.

                         Summary of Significant Tenants

One tenant, whose principal business is insurance, occupies ten percent or more of the rentable square footage of the building. Details of this significant tenant and its lease follow:

                                Square     Percent of    Effective    Effective     Percent of
                                  Feet      Rentable      Rent Per     Rent Per       Gross
        Tenants                 Occupied   Square Feet   Square Foot     Annum      Annual Rent    Expiration of Lease
----------------------------------------------------------------------------------------------------------------------
State Comp. Insurance Fund        74,567           83%       $ 19.79   $ 1,475,948           81%     February 2003
Tenants Occupying < 10% sq ft     14,888           17%         22.59       336,253           19%        Various
                                  -------------------------------------------------------------
Total Rented Space                89,455          100%       $ 20.26    $1,812,201          100%

Vacancies                            105            0%
                                  -------------------

Total Rentable Space              89,560          100%
                                  ===================

                         Summary of Leases by Expiration

The Property's five tenants have leases scheduled to expire over the next eight years as scheduled below.

Year of expiration             2001         2002         2003         2004         2005
Number of leases                  1            0            2            1            0
Percent of tot. leases           20%           0%          40%          20%           0%
Tot. area (square feet)         762            0       77,218        4,762            0
Annual rent               $  12,000    $       0    $1,545,453   $ 100,002    $       0
Per. gross annual rent            1%           0%          85%           5%           0%

Year of expiration               2006         2007         2008       Totals
Number of leases                    0            0            1             5%
Percent of tot. leases              0%           0%          20%          100%
Tot. area (square feet)             0            0        6,713        89,455
Annual rent                 $       0    $       0    $ 154,746    $1,812,201
Per. gross annual rent              0%           0%           9%          100%

                              Depreciable Property

                     Sierra Mira Mesa, San Diego, California
                   Office Building - Income-Producing Property

                                                                   Tenant
                                 Land           Buildings        Improvements        Total

Historical Cost & Tax Basis   $ 2,480,940      $ 6,311,388       $   486,113      $ 9,278,441

Accumulated Depreciation                        (2,852,576)         (217,921)      (3,070,497)
                              ---------------------------------------------------------------
Net Carrying Value at
  December 31, 2000           $ 2,480,940      $ 3,458,812       $   268,192      $ 6,207,944
                              ===============================================================

Depreciation Method           Not Applicable    Straight-line    Straight-line
Depreciable Life              Not Applicable     5-30 Years       1-10 Years

Real Estate Taxes       The real estate tax obligation for 2000 was
                        approximately 1.12% of the assessed value or $73,884.

Insurance               In the opinion of management, the property is adequately
                        covered by insurance.

Encumbrances            The property is encumbered by a mortgage lien in favor
                        of Lincoln National Life Insurance Company with a principal balance of $4,265,067 at December 31, 2000.
                        The mortgage bears interest at 7.74%. Monthly principal and interest payments of $51,739 are due through maturity at October 2010. The note is subject to prepayment penalties of approximately 1% of the outstanding principal balance between months 25 and 177 of the loan term.

Sorrento I - San Diego, California

Sorrento I, an industrial building, contains 43,100 square feet of rentable space. Since 1996, one tenant has leased 100% of the rentable square feet of Sorrento I. Rental income of $23,636 per month is recognized under this lease, which expires in April 2003. The effective annual rent per square foot at December 31, 2000 is $6.58. The tenant's principal business is research and development in the communications sector.

                              Depreciable Property

                        Sorrento I, San Diego, California
                   Office Building - Income-Producing Property

                                                                       Tenant
                                    Land            Buildings        Improvements         Total

Historical Cost & Tax Basis      $ 1,305,518       $ 1,347,961       $   329,299       $ 2,982,778

Accumulated Depreciation                             (632,721)          (211,530)         (844,251)
                                 -----------------------------------------------------------------
Net Carrying Value at
   December 31, 2000             $ 1,305,518       $   715,240       $   117,769       $ 2,138,527
                                 =================================================================

Depreciation Method              Not Applicable     Straight-line     Straight-line
Depreciable Life                 Not Applicable      10-30 Years        7-10 Years

Real Estate Taxes       The real estate tax obligation for the year ended
                        December 31, 2000 was approximately 1.11% of the assessed value or $30,253, which was the obligation of the tenant.

Insurance               In the opinion of management, the property is adequately
                        covered by insurance.

Encumbrances            In August 1999, Sorrento I Partners ("SIP") paid its
                        mortgage note due to CGS, an affiliate of the General
                        Partner, with an outstanding balance of $607,693. On the same date, SIP entered into a new loan agreement with Finova Realty Capital, Inc. in the amount of $1,637,500.
                        This loan, which is secured by the Sorrento I property, bears interest at 8.75% per annum. Principal and interest payments of $12,882 are due and payable monthly until the loan matures in September 2009. The note balance as of December 31, 2000 was $1,625,540.

ITEM 3. LEGAL PROCEEDINGS

In November 1995, a limited partner of the Partnership, on their own behalf and on behalf of all others similarly situated, filed a lawsuit against S-P Properties, Inc. ("S-P"), the General Partner of the Partnership, among others, in the Superior Court of the State of California, County of Los Angeles (the "Court"). This suit alleged breach of fiduciary duty and breach of contract. The Plaintiff's claims relate to three loans made to affiliates, two by the Partnership and one by Sierra Mira Mesa Partners ("SMMP"), which were allegedly improper or made below market rates. The Plaintiffs were seeking unspecified compensatory and punitive damages and removal of the General Partner.

In September 1997, the Court denied the Plaintiff's motion for class certification, but granted the Plaintiff leave to file an amended complaint. The Partnership demurred to all class action allegations in the amended complaint. The Court granted the demurred without leave to amend, thereby reducing the Plaintiff's allegations to a derivative suit.

In December 1999, as a compromise to all claims asserted in what became a derivative action on behalf of the Partnership, the parties agreed to enter into a Mutual Compromise and Settlement (the "Settlement"). The Settlement provides for a complete release of the Partnership, general partners and all affiliates. As part of the material terms of the Settlement, S-P as the General Partner of the Partnership, on or before December 31, 2000, would call and collect the two demand notes with balances of $1,073,460 and $5,336,584, respectively, at December 31, 2000 and a portion of the SMMP loan (the date of collection being referred to herein as the "Payment Date"). In the case of the SMMP loan, the amount due being that percentage of the loan that is equal to the Partnership's interest in SMMP, and in any event no less than thirty percent (30%). The loan proceeds received by the Partnership, totaling approximately $7,200,000, would be distributed on a per-unit basis to the limited partners and assignees of the Partnership of record within 30 days of the Payment Date. The Partnership would pay Plaintiff's attorneys' fees of $1,000,000. The Plaintiff, on behalf of the Partnership, would dismiss the entire action with prejudice. The court approved the Settlement on February 9, 2000.

During the year ended December 31, 2000, the Partnership paid scheduled Plaintiff's attorneys' fees of $500,000. The $500,000 balance was due December 31, 2000. As of March 30, 2001, S-P has not called and collected the notes and the Partnership has not satisfied its remaining legal fee obligation. The $500,000 legal fee obligation is included in accrued and other liabilities on the balance sheet at December 31, 2000.

On February 21, 2001, the Plaintiff served S-P with a Notice of Default Election stating that the Plaintiff was declaring the Settlement null and void because of S-P's failure to collect various loans and distribute the proceeds no later than January 30, 2001 as required under the Settlement Agreement. The Notice of Default Election also stated the Plaintiff's intention to ask the court to put the case back on the active trial list. In addition, the Plaintiff filed a motion to file a supplemental complaint alleging new violations of the Partnership Agreement.

On March 16, 2001, the court granted the Plaintiff's motion to file the supplemental complaint. In the supplemental complaint, the Plaintiff has included new allegations alleging that after entering into the Settlement Agreement, S-P breached the Partnership Agreement by lending certain persons and entities over $500,000 by transferring these funds to certain executive officers of S-P or their alleged affiliates. The court also restored the case to the civil active list and set a further status conference for May 23, 2001 with the intention of setting a trial date for approximately three months thereafter.

S-P intends to file a demurrer to the supplemental complaint and otherwise vigorously defend the action.

Management anticipates settlement of the notes receivable upon the completion of the consolidation transaction discussed in Item 1 (c.) above. However, there can be no assurance such transaction will be executed. Should the partnerships be unable to settle the notes receivable subject to the litigation, a principal shareholder of S-P has unconditionally guaranteed their payment.

S-P has denied and continues to deny that it has committed any violations of law, and states that it has entered into the Settlement solely to eliminate the burden and expense of further litigation. Management believes the ultimate outcome of this litigation will not have a material adverse effect on the Partnership.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S PARTNERS' EQUITY AND RELATED MATTERS

As of December 31, 2000, the number of security holders is as follows:

                                              Number          Number of
                                             of Units       Record Holders
                                            ----------      --------------
                    Limited Partners:
                         Class A Units       56,674             2,733
                         Class B Units       29,979               652

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

The Partnership has neither paid nor declared any cash or other distributions to the General or Limited Partners during the three most recent final years. There are no contractual or other restrictions on the Partnership's ability to make such distributions.

ITEM 6. SELECTED FINANCIAL DATA

The Selected Financial Data for the Partnership is filed by reference to the Annual Report to the Limited Partners attached as an Exhibit.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's Discussion and Analysis of Financial Condition and Results of Operations includes certain forward looking statements reflecting the Partnership's expectations in the near future; however, many factors which may affect the actual results, especially changing regulations, are difficult to predict. Accordingly, there is no assurance that the Partnership's expectations will be realized.

Overview:

The following discussion should be read in conjunction with the Selected Financial Data and the Partnership's Consolidated Financial Statements and Notes thereto incorporated by reference to the Annual Report to the Limited Partners attached as an Exhibit. As of December 31, 2000, the Partnership owns three properties, Sierra Westlakes, Sierra Southwest Pointe and 5850 San Felipe. The Partnership sold its interest in the Sierra Technology property on December 31, 1994. In addition, the Partnership holds a 30.17% interest in SMMP. SMMP owns an office building - Sierra Mira Mesa in San Diego, California.

Results of Operations:

Comparison of year ended December 31, 2000 to year ended December 31, 1999.

Rental income increased approximately $453,000, or 19%, principally due to higher common area maintenance ("CAM") fees billed between years. CAM reconciliations for the year ended December 31, 1999 were performed during the year ended December 31, 2000. As such, CAM recoveries during the year ended December 31, 2000 included both the current and prior year. Further, CAM recovery revenue rose in 2000 as a result of an increase in operating expenses at the properties when compared to the prior year. The increase in rental income was also attributable to higher rental rates. The weighted-average effective annual rent per square foot, on an accrual basis, supports the increase from $11.82 to $11.97 at 5850 San Felipe and from $5.53 to $6.41 at Sierra Southwest Pointe in 2000. Rental rates at Sierra Westlakes remained unchanged. Occupancy at Sierra Southwest Pointe increased from 78% at December 31, 1999 to 81% at December 31, 2000. Occupancy at 5850 San Felipe and Sierra Westlakes remained comparable between the two years. At December 31, 2000, 5850 San Felipe was 97% occupied and Sierra Westlakes was 75% occupied.

Total operating expenses decreased approximately $1,008,000, or 27%, when compared to the prior year, primarily due to the settlement of a lawsuit against the Partnership in the prior year. As stipulated in the settlement agreement, not withstanding other terms and conditions, the Partnership agreed to pay the plaintiff's attorney fees of $1,000,000. These fees and other legal costs associated with the lawsuit were included in operating expenses for the year ended December 31, 1999. Further, the decrease in total operating expenses was also attributable to bad debt expense of approximately $76,000 recognized in the prior year. No such expense was recorded in 2000. The decrease in total operating expenses was partially offset by higher property taxes and insurance attributable to an increase in the assessed values of the Properties.

The Partnership's share of income from its investment in SMMP decreased approximately $19,000, or 12%, in comparison to the prior year. This decrease was primarily due to a decrease in the Partnership's ownership interest in SMMP from 33.01% in 1999 to 30.17% in 2000.

Comparison of year ended December 31, 1999 to year ended December 31, 1998.

Rental income increased approximately $59,000, or 3%, for the year ended December 31, 1999 when compared to the prior year, primarily due to an increase in rental rates at 5850 San Felipe and Sierra Southwest Pointe. The weighted-average effective annual rent per square foot, on an accrual basis, increased from $11.36 to $11.82 at 5850 San Felipe and from $5.11 to $5.53 at Sierra Southwest Pointe in 1999. Rental rates at Sierra Westlakes remained unchanged. This increase was partially offset due a decrease in occupancy at Sierra Southwest Pointe from 94% at December 31, 1998 to 78% at December 31, 1999. Occupancy at 5850 San Felipe and Sierra Westlakes remained comparable between the two years.

Total operating expenses increased approximately $1,274,000, or 53%, in comparison to the prior year, principally due to the settlement of a lawsuit against the Partnership. As stipulated in the settlement agreement, not withstanding other terms and conditions, the Partnership agreed to pay the plaintiff's attorney fees of $1,000,000. These fees and other legal costs associated with the lawsuit were included in operating expenses for the year ended December 31, 1999. The increase in total operating expenses was also attributable to higher administrative costs and maintenance and repair expenses incurred during the year. In addition, a loan made to an affiliate in 1996 and a rent receivable balance from a former tenant was deemed uncollectible and subsequently written-off to bad debt expense in 1999. Further, property taxes rose primarily as a result of an increase in the assessed value of 5850 San Felipe and Sierra Southwest Pointe.

The Partnership's share of income (loss) from its investment in SMMP was approximately $160,000 for the year ended December 31, 1999 compared to approximately $(15,000) for the prior year. SMMP generated income for the years ended December 31, 1999 and 1998. The Partnership's loss from its investment in SMMP in the prior year was largely due to an adjustment of approximately $76,000 recorded in the first quarter of 1998 to correct an understatement of its share of unconsolidated joint venture loss in 1997.

Liquidity and Capital Resources:

In December 1999, a lawsuit was settled against the Partnership that provided for a complete release of the Partnership, general partners and all affiliates. The suit related to three loans made to affiliates, two by the Partnership and one by SMMP. As part of the material terms of the Settlement, S-P Properties, Inc. ("S-P"), the General

Partner of the Partnership, on or before December 31, 2000, would call and collect the two demand notes with balances of $1,073,460 and $5,336,584, respectively, at December 31, 2000 and a portion of the SMMP loan (the date of collection being referred to herein as the "Payment Date"). In the case of the SMMP loan, the amount due is equal to that percentage of the loan corresponding to the Partnership's interest in SMMP, which in any event is no less than thirty percent (30%). The loan proceeds received by the Partnership would be distributed on a per-unit basis to the limited partners and assignees of the Partnership of record as of the Payment Date ("See Legal Proceedings").

The Partnership also agreed to pay plaintiff's attorneys' fees of $1,000,000. In 2000, the Partnership paid scheduled Plaintiff's attorneys' fees of $500,000. The $500,000 balance was due December 31, 2000. As of March 30, 2001, S-P has not called and collected the notes and the Partnership has not satisfied its remaining legal fee obligation.

On February 21, 2001, the Plaintiff served S-P with a Notice of Default Election stating that the Plaintiff was declaring the Settlement null and void because of S-P's failure to collect various loans and distribute the proceeds no later than January 30, 2001 as required under the Settlement Agreement. The Notice of Default Election also stated the Plaintiff's intention to ask the court to put the case back on the active trial list. In addition, the Plaintiff filed a motion to file a supplemental complaint alleging new violations of the Partnership Agreement.

On March 16, 2001, the court granted the Plaintiff's motion to file the supplemental complaint. In the supplemental complaint, the Plaintiff has included new allegations alleging that after entering into the Settlement Agreement, S-P breached the Partnership Agreement by lending certain persons and entities over $500,000 by transferring these funds to certain executive officers of S-P or their alleged affiliates. The court also restored the case to the civil active list and set a further status conference for May 23, 2001 with the intention of setting a trial date for approximately three months thereafter.

S-P intends to file a demurrer to the supplemental complaint and otherwise vigorously defend the action.

The collection and distribution of the two demand notes held by the Partnership would result in a reduction of equity and notes receivable. The collection and distribution of the note receivable held by SMMP would ultimately result in a reduction in equity and investment in unconsolidated joint venture of approximately $809,000 (30% of SMMP's note receivable balance of $2,696,350).

The Partnership used cash of approximately $268,000 from its operating activities and paid approximately $265,000 for property additions and lease costs in 2000. The Partnership also advanced an additional $1,102,000 on its trust deed note receivable in 2000. The Partnership's joint venture, SMMP, made net distributions of $1,507,000 to the Partnership to assist with these cash outlays.

The Partnership is in an illiquid position at December 31, 2000 with cash and billed rents of $690,000 and current liabilities of approximately $1,046,000, which includes accrued legal fees of $500,000.

The Partnership's primary capital requirement is the remaining legal obligation. Management anticipates fulfilling this obligation and settlement of the notes receivable upon the completion of the consolidation transaction discussed in Item 1 (c.). However, there can be no assurance such transaction will be executed. Should the Partnership be unable to settle the note receivable, a principal shareholder of S-P has unconditionally guaranteed this payment. Other capital requirements principally will be for construction of new tenant space and debt obligations. It is anticipated that these requirements will be funded from the operation of the properties and distributions from SMMP.

Inflation:

The Partnership's long-term leases contain provisions designed to mitigate the adverse impact of inflation on its results from operations. Such provisions may include escalation clauses related to Consumer Price Index increases.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following financial statements and reports of independent public accountants are incorporated by reference to the Annual Report to the Limited Partners attached as an Exhibit.

      1.    Reports of Independent Public Accountants

      2.    Consolidated Balance Sheets - December 31, 2000 and 1999

      3. Consolidated Statements of Operations - for the years ended December 31, 2000, 1999, and 1998

      4. Consolidated Statements of Changes in Partners' Equity - for the years ended December 31, 2000, 1999, and 1998

      5. Consolidated Statements of Cash Flows - for the years ended December 31, 2000, 1999, and 1998

      6.    Notes to Consolidated Financial Statements

      7. Consolidated Balance Sheets of Sierra Mira Mesa Partners as of December 31, 2000 and 1999 and Statements of Operations, Changes in General Partners' Equity and Cash Flows for each of the three years in the period ended December 31, 2000 and Independent Auditors' Report

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

On April 11, 2000, the Partnership dismissed Deloitte & Touche LLP ("D&T") as its independent auditors. The reports of D&T on the Partnership's financial statements of the fiscal years ended December 31, 1999 and 1998 did not contain an adverse opinion, or disclaimer of opinion and were not qualified or modified as to audit scope or accounting principles. The Partnership's managing general partner approved the decision to change accountants. During the Partnership's two most recent fiscal years and subsequent interim periods, there were no disagreements with D&T on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of D&T would have caused it to make reference to such disagreement in its reports.

The Partnership engaged Arthur Andersen LLP ("AA") to act as its independent public accountants, effective April 11, 2000. During the two most recent fiscal years and subsequent interim periods, the Partnership has not consulted AA on items which (1) involved the application of accounting principles to a specified transaction, either completed or proposed, or involved the type of audit opinion that might be rendered on the Partnership's financial statements, or (2) concerned the subject matter of a disagreement or a reportable event with the Partnership's former accountant.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

Sierra Pacific Development Fund II (the "Registrant") is a California Limited Partnership and has no officers or directors.

S-P Properties, Inc., a California corporation, is the General Partner of the Registrant CGS Real Estate Company, Inc. and its affiliates are engaged in real estate management, leasing, ownership, and sales. The companies own or manage more than ten million square feet of commercial real estate in Texas, Arizona, Colorado, Missouri, California and the Carolinas.

The executive officers and directors of S-P Properties, Inc. are:

                                                                                   Approximate
Name                       Position                                       Age     time in office
------------------------------------------------------------------------------------------------
Thomas N. Thurber          President and Director                         50         6 years

Gregory J. Nooney, Jr.     Vice President                                 69         3 years

Patricia A. Nooney         Vice President                                 44         3 years

William J. Carden          Assistant Secretary/Treasurer and Director     56         6 years

Morris S. Cohen            Director                                       63         2 years

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

Gregory J. Nooney, Jr. - Vice President, S-P Properties, Inc. Mr. Nooney also has served as Chairman of the Board and Chief Executive Office of Brooklyn Street Properties, Inc. since May 1983. He joined Brooklyn Street Properties, Inc. in 1954 and served as President from 1969 to May 1983. Brooklyn Street Properties, Inc., which was founded in 1945, is a real estate investment company. In addition, Mr. Nooney was chairman and Chief Executive Officer of Nooney Realty Trust, Inc. from 1984 through February 1998 and then served as Vice Chairman from February 1998 through November 1999. Mr. Nooney is currently Chairman of Coldwell Banker Commercial American Spectrum.

Patricia A. Nooney - Vice President, S-P Properties, Inc. Ms. Nooney is President of Coldwell Banker Commercial American Spectrum, a wholly-owned subsidiary of CGS Real Estate Company, Inc. She joined Brooklyn Street Properties, Inc., in 1981 and has served as an officer since 1985. From 1990 to November 1999, Ms. Nooney was President and Secretary of Nooney Realty Trust, Inc.

William J. Carden - Assistant Secretary/Treasurer and Director, S-P Properties, Inc. Mr. Carden is the founder and President of CGS Real Estate Company, Inc., which owns over one million square feet of commercial real estate. He founded DVM Properties, Inc. in 1974 which concentrated on rehabilitation of retail, office, industrial, and commercial real estate. Mr. Carden is a former Director of Bay Financial, a New York Stock Exchange company and currently serves as a director of Property Secured Investments, Inc. and IDM Corporation.

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

SUMMARY OF 2000 AUDIT FIRM FEES

During 2000, the Partnership engaged Andersen as its principal auditors to provide audit services. Audit fees of $54,386 represent services provided in connection with the audit of the Partnership's consolidated and subsidiary financial statements for the year ended December 31, 2000 and review of interim financial information included in the Partnership's quarterly reports on Form 10-Q during the year.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

None

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Partnership pays a monthly management fee of 5% of the gross rental income collected from the properties to American Spectrum Real Estate Services, Inc. ("ASRE"). These fees for the year ended December 31, 2000 were $133,141. Bancor Real Estate Company, Inc. ("Bancor") provides services to the Partnership such as accounting, legal, data processing and similar services and is entitled to reimbursement for expenses incurred to provide such services. Amounts so reimbursed totaled $266,043 during the year ended December 31, 2000. In consideration for services rendered with respect to initial leasing of Partnership properties, ASRE and Bancor are paid initial leasing costs of which $75,182 was paid during the year ended December 31, 2000. Bancor and ASRE are both wholly owned subsidiaries of CGS Real Estate Company, Inc. William J. Carden, an officer and director of S-P Properties, Inc., the General Partner of the Partnership, controls 50% of CGS Real Estate Company, Inc.

During 1993, the Partnership loaned funds to Carlsberg Management Company, Inc., a former affiliate of the General Partner, in the form of unsecured demand notes. Interest was paid at rates approximately 100 basis points above certificate of deposit rates established by major commercial banks. The loans reached a maximum of $1,100,000 during 1993 and were reduced to $1,000,000 at December 31, 1993. The loans were reduced to $812,000 at December 31, 1994 and the interest rate was fixed at 6%. The loan was assumed by Finance Factors, Inc. with the sale of the outstanding stock of TCP, Inc. in December 1994. In July 1995, Finance Factors, Inc. merged with Bancor Real Estate Company, Inc., who assumed the note. In 2000, 1999, and 1998, interest receivable of $60,762, $57,322 and $54,078 was added to the principal balance of the note. The principal balance outstanding at December 31, 2000 is $1,073,460. Both Finance Factors, Inc. and Bancor Real Estate Company, Inc. are wholly owned subsidiaries of CGS Real Estate Company, Inc.

Bancor Real Estate Company, Inc., dba Third Coast Business Centers, leases 17,502 square feet of 5850 San Felipe, a property of the Partnership. In addition, ASRE began leasing 5,339 square feet of 5850 San Felipe in January 1998. The terms of the leases are consistent with the current market conditions for office space in the area of the property. The Partnership recognized rental income of $215,051 during the year ended December 31, 2000 related to these leases.

On December 30, 1994, the Sierra Technology property with a historical cost basis of $3,849,228 was sold for $6,000,000 ($3,100,000 cash down-payment and $2,900,000 trust deed note) to Texas DVM, Inc. The original note called for monthly interest only payments and bore interest of 10% per annum until December 31, 1997, when the entire indebtedness was due in full. In each of the three years ended December 31, 2000, maturity has been extended for additional one-year terms. In 1998, 1999 and 2000 interest receivable of $319,000, $289,900, and $436,098, respectively, was added to the principal balance of the note. In 2000, the Partnership funded an additional $1,101,586. This amount was added to the principal balance of the note. All other terms of the original note remained unchanged. The principal balance outstanding at December 31, 2000 was $5,336,584. CGS Real Estate Company, Inc. owns Texas DVM, Inc.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

A.    Exhibits

      1.    Annual Report to the Limited Partners

      2.    Exhibit Number 27 - Selected Financial Data

B.    Financial Statement Schedules

      The following financial statement schedules and the reports of the independent public accountants thereon are included herein:

      1. Report of Independent Public Accountants on Financial Statement Schedules as of December 31, 2000, dated March 26, 2001

      2. Independent Auditors' Report on Financial Statement Schedules as of December 31, 1999 and 1998 dated February 25, 2000

      3. Schedule II - Valuation and Qualifying Accounts and Reserves - for the years ended December 31, 2000, 1999, and 1998

      4. Schedule III - Real Estate and Accumulated Depreciation - December 31, 2000

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

                                      SIERRA PACIFIC DEVELOPMENT FUND II
                                      a California Limited Partnership
                                      S-P PROPERTIES, INC.
                                      General Partner


Date: April 5, 2001                  /s/ Thomas N. Thurber
      ----------------------------    ------------------------------------------
                                      Thomas N. Thurber
                                      President and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date: April 5, 2001                  /s/ Thomas N. Thurber
      ----------------------------    ------------------------------------------
                                      Thomas N. Thurber
                                      President and Director
                                      S-P Properties, Inc.


Date: April 5, 2001                   /s/ William J. Carden
      ----------------------------    ------------------------------------------
                                      William J. Carden
                                      Assistant Secretary/Treasurer and Director
                                      S-P Properties, Inc.


Date: April 5, 2001                  /s/ G. Anthony Eppolito
      ----------------------------    ------------------------------------------
                                      G. Anthony Eppolito
                                      Chief Accountant
                                      S-P Properties, Inc.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON FINANCIAL STATEMENT SCHEDULES

To the Partners of
Sierra Pacific Development Fund II

We have audited the consolidated financial statements of Sierra Pacific Development Fund II, a California limited partnership, and subsidiary (the "Partnership") as of and for the year ended December 31, 2000 and have issued our report thereon dated March 26, 2001. Such consolidated financial statements and reports are included in your 2000 Annual Report to the Limited Partners and are incorporated herein by reference. Our audit also included the financial statement schedules of Sierra Pacific Development Fund II, listed in Item 14. These financial statement schedules are the responsibility of the Partnership's management. Our responsibility is to express an opinion based on our audit. In our opinion, such consolidated financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.


ARTHUR ANDERSEN LLP

Houston, Texas
March 26, 2001

INDEPENDENT AUDITORS' REPORT ON FINANCIAL STATEMENT SCHEDULES

To the Partners of
Sierra Pacific Development Fund II

We have audited the consolidated financial statements of Sierra Pacific Development Fund II and subsidiary, a California limited partnership, (the "Partnership") as of December 31, 1999 and 1998, and have issued our report thereon dated February 25, 2000. Such consolidated financial statements and reports are included in your 1999 Annual Report to the Limited Partners and are incorporated herein by reference. Our audits also included the financial statement schedules of Sierra Pacific Development Fund II, listed in Item 14. These financial statement schedules are the responsibility of the Partnership's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.


DELOITTE & TOUCHE LLP

Houston, Texas
February 25, 2000

                            SCHEDULE II - FORM 10-K
               SIERRA PACIFIC DEVELOPMENT FUND II AND SUBSIDIARY
                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
              For the Years Ended December 31, 2000, 1999 and 1998

--------------------------------------------------------------------------------

                                                                       Income -
                                                                       Producing
                                                                      Properties
                                                                      ----------
Allowance for loss - January 1, 1998                                    $450,000

  Provision charged to costs
     and expenses (1)                                                          0
                                                                        --------

Allowance for loss - December 31, 1998                                   450,000

  Provision charged to costs
     and expenses (1)                                                          0
                                                                        --------

Allowance for Loss - December 31, 1999                                   450,000

  Provision charged to costs
     and expenses (1)                                                          0
                                                                        --------

Allowance for loss - December 31, 2000                                  $450,000
                                                                        ========

(1) See Notes 1 and 4 to consolidated financial statements incorporated by reference to the Annual Report to the Limited Partners attached as an Exhibit.

                            SCHEDULE III - FORM 10-K

                SIERRA PACIFIC DEVELOPMENT FUND II AND SUBSIDIARY
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                                DECEMBER 31, 2000

------------------------------------------------------------------------------------------------
                                                       Initial Cost
                                                    to Partnership (1)            Improvements
                                                ----------------------------       Capitalized
                                 Encumb-                         Improve-         After Acquis-
Description                      rances           Land            ments             ition (2)
-----------                      ------           ----            -----           -------------
OFFICE/INDUSTRIAL BUILDINGS
  INCOME -PRODUCING:
5850 San Felipe
  Houston, Texas                 $ 3,000,000     $1,950,000       $2,806,932      $ 2,504,580

Sierra Southwest Pointe
  Houston, Texas                   1,479,068        570,124        2,279,488          579,890

Sierra Westlakes Development
 San Antonio, Texas                1,870,973      1,743,622                         3,759,827
                                 ---------------------------------------------------------------
TOTAL                            $ 6,350,041     $4,263,746       $5,086,420      $ 6,844,297
                                 ===============================================================

----------------------------------------------------------------------------------------------------------------
                                                   Gross Amount at
                                           Which carried at close of period
                                    -----------------------------------------------
                                                        Improve-            Total            Accumulated
Description                           Land               ments            (3)(4)(5)       Depreciation (5)
-----------                           ----               -----            ---------       ----------------
OFFICE/INDUSTRIAL BUILDINGS
  INCOME -PRODUCING:
5850 San Felipe
  Houston, Texas                   $ 1,950,000       $  5,143,287          $ 7,093,287        $  1,821,212

Sierra Southwest Pointe
  Houston, Texas                       570,124          2,642,501            3,212,625             899,687

Sierra Westlakes Development
 San Antonio, Texas                  1,743,622          2,331,415            4,075,037           1,182,278
                                 --------------------------------------------------------------------------
TOTAL                              $ 4,263,746       $ 10,117,203          $14,380,949         $ 3,903,177
                                 ==========================================================================

-----------------------------------------------------------------------------



                                    Date             Date      Depreciation
Description                      Constructed       Acquired        Life
-----------                      -----------       --------        ----
OFFICE/INDUSTRIAL BUILDINGS
  INCOME -PRODUCING:
5850 San Felipe
  Houston, Texas                    3/77            12/94        1-30 yrs.

Sierra Southwest Pointe
  Houston, Texas                    8/72             7/91        2-30 yrs.

Sierra Westlakes Development
 San Antonio, Texas                 10/85            8/84        1-30 yrs.

TOTAL


(1)   The initial cost represents the original purchase price of the property.

(2)   The Partnership has capitalized property development costs.

(3)   Also represents costs for Federal Income Tax purposes.

(4) A valuation allowance of $450,000 was established in 1989 as the appraised value of the properties declined below book value. See Notes 1 and 4 to the financial statements incorporated by reference to the Annual Report to the Limited Partners attached as an exhibit.

(5) Reconciliation of total real estate carrying value and accumulated depreciation for the three years ended December 31, 2000 is as follows:

                                         Total Real Estate         Accumulated
                                           Carrying Value          Depreciation
                                           ------------            ------------

Balance - January 1, 1998                  $ 15,068,050            $  3,405,671
   Additions during the year                    416,813                 729,888
   Write off fully depreciated assets        (1,467,901)             (1,467,901)
                                           ------------            ------------

Balance - December 31, 1999                  14,016,962               2,667,658
   Additions during the year                    387,242                 695,895
   Write off fully depreciated assets           (84,834)                (84,834)
                                           ------------            ------------

Balance - December 31, 1999                  14,319,370               3,278,719
    Additions during the year                   176,681                 723,340
    Proceeds from insurance company             (16,220)                      0
    Write off fully depreciated assets          (98,882)                (98,882)
                                           ------------            ------------

Balance - December 31, 2000                $ 14,380,949            $  3,903,177
                                           ============            ============

                SIERRA PACIFIC DEVELOPMENT FUND II AND SUBSIDIARY
                       (A California Limited Partnership)

                             SELECTED FINANCIAL DATA
        For the Years Ended December 31, 2000, 1999, 1998, 1997, and 1996

The following table sets forth certain selected historical financial data of the Partnership. The selected operating and financial position data as of and for each of the five years ended December 31, 2000 have been derived from the audited financial statements of the Partnership. This information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and Notes thereto which are incorporated by reference to the Annual Report to the Limited Partners attached as an Exhibit.

----------------------------------------------------------------------------------------------------------------------
                                               2000            1999            1998            1997            1996
                                          ------------    ------------    ------------    ------------    ------------
REVENUES                                  $  3,307,555    $  2,766,153    $  2,673,328    $  2,179,772    $  2,128,491

OPERATING EXPENSES:
  Total                                      2,658,213       3,666,379       2,392,838       2,259,482       2,025,153
  Per dollar of revenues                          0.80            1.33            0.90            1.10            0.95
INTEREST EXPENSE:
  Total                                        446,167         437,352         439,499         435,818         464,880
  Per dollar of revenues                          0.13            0.16            0.16            0.20            0.22
NET INCOME (LOSS) FROM
  CONTINUING OPERATIONS:
  Total                                        344,676      (1,177,254)       (173,921)       (800,406)       (548,350)
  General Partner                                3,447               0               0               0               0
  Limited Partners                             341,229      (1,177,254)       (173,921)       (800,406)       (548,350)
  Per Unit (1)                                    3.94          (13.59)          (2.01)          (9.24)          (6.32)
CASH (USED IN) PROVIDED BY
  OPERATING ACTIVITIES                        (268,431)         84,929         241,502        (672,814)        401,092

CASH PROVIDED BY (USED IN)
  INVESTING ACTIVITIES                         244,748         (61,058)       (213,813)        611,134        (848,511)

CASH (USED IN) PROVIDED BY
  FINANCING ACTIVITIES                         (47,075)        165,912         (26,299)        108,508         267,418

TOTAL ASSETS                                19,195,672      19,204,328      19,342,914      19,477,303      20,229,858

PARTNERS' EQUITY:
  Total                                     11,699,311      11,354,635      12,531,889      12,705,810      13,556,216
  General Partner                              (60,558)              0               0               0               0
  Limited Partners
    Class A                                  7,691,371       7,426,335       8,196,299       8,310,049       8,866,234
    Class B                                  4,068,498       3,928,300       4,335,590       4,395,761       4,689,982
LIMITED PARTNERS' EQUITY - PER UNIT (1)         135.71          131.03          144.62          146.63          156.45
NOTE RECEIVABLE                              4,600,313       3,062,629       2,772,729       2,453,729       2,163,729
INCOME-PRODUCING PROPERTIES:
  Number                                             3               3               3               3               3
  Cost                                      14,380,949      14,319,370      14,016,962      15,068,050      14,428,604
  Less: Accumulated depreciation            (3,903,177)     (3,278,719)     (2,667,658)     (3,405,671)     (2,772,155)
        Valuation allowance                   (450,000)       (450,000)       (450,000)       (450,000)       (450,000)
  Net book value                            10,027,772      10,590,651      10,899,304      11,212,379      11,206,449
INVESTMENT IN UNCONSOLIDATED
  JOINT VENTURE                              1,653,025       3,023,177       3,193,894       3,416,664       4,838,609
NOTES PAYABLE - Related to income-
  producing property                         6,350,041       6,397,116       6,231,204       6,257,503       6,098,994
DISTRIBUTIONS PER UNIT (1):                          0               0               0            0.58            3.46

(1) The net loss, limited partners' equity and distributions per unit are based upon the limited partnership units outstanding at the end of the year, 56,674 Class A and 29,979 Class B in all years. The cumulative distributions per limited partnership unit from inception to December 31, 2000 equal $64.80.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Partners of
Sierra Pacific Development Fund II

We have audited the accompanying consolidated balance sheet of Sierra Pacific Development Fund II, a California limited partnership, and subsidiary (the "Partnership") as of December 31, 2000 and the related consolidated statements of operations, changes in partners' equity and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sierra Pacific Development Fund II and subsidiary as of December 31, 2000, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.

ARTHUR ANDERSEN LLP

Houston, Texas
March 26, 2001

INDEPENDENT AUDITORS' REPORT

To the Partners of
Sierra Pacific Development Fund II

We have audited the accompanying consolidated balance sheet of Sierra Pacific Development Fund II and subsidiary, a California limited partnership, (the "Partnership") as of December 31, 1999, and the related consolidated statements of operations, changes in partners' equity and cash flows for the years ended December 31, 1999 and 1998. These consolidated financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sierra Pacific Development Fund II and subsidiary as of December 31, 1999 and the results of its operations and its cash flows for the years ended December 31, 1999 and 1998 in conformity with accounting principles generally accepted in the United States of America.


DELOITTE & TOUCHE LLP

Houston, Texas
February 25, 2000

                SIERRA PACIFIC DEVELOPMENT FUND II AND SUBSIDIARY
                       (A California Limited Partnership)

                           CONSOLIDATED BALANCE SHEETS
                           December 31, 2000 and 1999

--------------------------------------------------------------------------------

                                                      December 31, 2000     December 31, 1999
                                                      -----------------     -----------------
ASSETS

Cash and cash equivalents                               $    190,205          $   260,963
Receivables:
   Note, net of deferred gain of
    $736,271 (Notes 3 and 4)                               4,600,313            3,062,629
   Unbilled rent (Notes 1 and 4)                             216,099              239,271
   Billed rent (Note 1)                                      499,487              140,211
   Due from affiliates (Note 3)                            1,074,460            1,013,698
Income-producing properties - net of
  accumulated depreciation and valuation
  allowance of $4,353,177 and $3,728,719
  (Notes 1, 4 and 6)                                      10,027,772           10,590,651
Investment in unconsolidated joint venture
  (Notes 1 and 5)                                          1,653,025            3,023,177
Other assets - net of accumulated amortization
  of $514,075 and $393,674 (Notes 1, 2 and 3)                934,311              873,728
                                                        ------------          -----------

Total Assets                                            $ 19,195,672          $19,204,328
                                                        ============          ===========

LIABILITIES AND PARTNERS' EQUITY

Accrued and other liabilities (Notes 2 and 8)           $  1,146,320          $ 1,452,577
Notes payable (Note 6)                                     6,350,041            6,397,116
                                                        ------------          -----------

Total Liabilities                                          7,496,361            7,849,693
                                                        ------------          -----------

COMMITMENTS AND CONTINGENT LIABILITIES (Note 8)

Partners' equity (deficit) (Notes 1 and 7):
  General Partner                                            (60,558)                   0
  Limited Partners:
    Class A Limited Partners:
      60,000 units authorized,
      56,674 issued and outstanding                        7,691,371            7,426,335

    Class B Limited Partners:
      60,000 units authorized,
      29,979 issued and outstanding                        4,068,498            3,928,300
                                                        ------------          -----------

Total Partners' equity                                    11,699,311           11,354,635
                                                        ------------          -----------

Total Liabilities and Partners' equity                  $ 19,195,672          $19,204,328
                                                        ============          ===========

  The accompanying notes are an integral part of these consolidated financial statements.

                SIERRA PACIFIC DEVELOPMENT FUND II AND SUBSIDIARY
                       (A California Limited Partnership)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
              For the Years Ended December 31, 2000, 1999 and 1998

--------------------------------------------------------------------------------

                                                                    2000               1999                 1998
                                                                -----------        -----------          -----------
REVENUES:
  Rental income (Note 1)                                        $ 2,809,291        $ 2,356,436          $ 2,297,908
  Interest income (Note 3)                                          498,264            409,717              375,420
                                                                -----------        -----------          -----------

                       Total revenues                             3,307,555          2,766,153            2,673,328
                                                                -----------        -----------          -----------

EXPENSES:
  Operating expenses:
    Depreciation and amortization                                   895,231            869,457              890,846
    Property taxes and insurance                                    453,345            372,696              343,864
    Administrative fees (Note 3)                                    246,561            283,875              244,116
    Maintenance and repairs                                         327,100            328,528              293,874
    Utilities                                                       235,669            204,376              215,449
    Management fees (Note 3)                                        133,141            112,161              118,976
    Legal and accounting (Note 8)                                   168,634          1,227,643              130,252
    General and administrative                                       64,731             59,304               36,549
    Salaries expense                                                 36,000             36,000               36,000
    Renting expenses                                                 29,523             17,179               13,761
    Bad debt expense                                                      0             76,021                    0
    Other operating expenses                                         68,278             79,139               69,151
                                                                -----------        -----------          -----------

             Total operating expenses                             2,658,213          3,666,379            2,392,838

Interest                                                            446,167            437,352              439,499
                                                                -----------        -----------          -----------

                       Total expenses                             3,104,380          4,103,731            2,832,337
                                                                -----------        -----------          -----------

INCOME (LOSS) BEFORE PARTNERSHIP'S SHARE
   OF UNCONSOLIDATED JOINT VENTURE
   INCOME (LOSS)                                                    203,175         (1,337,578)            (159,009)
                                                                -----------        -----------          -----------

PARTNERSHIP'S SHARE OF UNCONSOLIDATED
   JOINT VENTURE INCOME (LOSS) (Note 5)                             141,501            160,324              (14,912)
                                                                -----------        -----------          -----------

NET INCOME (LOSS)                                               $   344,676        $(1,177,254)         $  (173,921)
                                                                ===========        ===========          ===========

Net income (loss) per limited partnership unit (Note 1)         $      3.94        $    (13.59)         $     (2.01)
                                                                ===========        ===========          ===========

  The accompanying notes are an integral part of these consolidated financial statements.

                SIERRA PACIFIC DEVELOPMENT FUND II AND SUBSIDIARY
                       (A California Limited Partnership)

             CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' EQUITY
              For the Years Ended December 31, 2000, 1999 and 1998

--------------------------------------------------------------------------------

                                                   Limited Partners                                                    Total
                                      -------------------------------------------                    General          Partners'
                                       Class A          Class B          Total       Per Unit        Partner           Equity
                                      ----------      ----------      -----------    --------      -----------      -----------
Partners' equity -
  January 1, 1998                     $8,310,049      $4,395,761      $12,705,810     $146.63      $         0      $12,705,810
Net loss                                (113,750)        (60,171)        (173,921)      (2.01)                         (173,921)
                                      ----------      ----------      -----------     -------      -----------      -----------

Partners' equity -
   December 31, 1998                   8,196,299       4,335,590       12,531,889      144.62                0       12,531,889
Net loss                                (769,964)       (407,290)      (1,177,254)     (13.59)                       (1,177,254)
                                      ----------      ----------      -----------     -------      -----------      -----------

Partners' equity -
  December 31, 1999                    7,426,335       3,928,300       11,354,635      131.03                0       11,354,635
  Transfer among general partner
    and limited partners                  41,861          22,144           64,005        0.74          (64,005)               0
Net income                               223,175         118,054          341,229        3.94            3,447          344,676
                                      ----------      ----------      -----------     -------      -----------      -----------

Partners' equity (deficit) -
   December 31, 2000                  $7,691,371      $4,068,498      $11,759,869     $135.71      $   (60,558)     $11,699,311
                                      ==========      ==========      ===========     =======      ===========      ===========

  The accompanying notes are an integral part of these consolidated financial statements.

                SIERRA PACIFIC DEVELOPMENT FUND II AND SUBSIDIARY
                       (A California Limited Partnership)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              For the Years Ended December 31, 2000, 1999 and 1998

--------------------------------------------------------------------------------

                                                                  2000              1999              1998
                                                               -----------       -----------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                            $   344,676       $(1,177,254)      $  (173,921)
  Adjustments to reconcile net income (loss) to cash
  (used in) provided by operating activities:
    Depreciation and amortization                                  895,231           869,457           890,846
    Undistributed (income) loss of unconsolidated
      joint venture                                               (141,501)         (160,324)           14,912
    Bad debt expense                                                     0            76,021                 0
    Increase in rent receivable                                   (336,104)          (64,370)             (437)
    Increase in other receivables                                 (496,860)         (324,739)         (343,229)
    Increase in other assets                                      (227,616)           (6,618)         (212,500)
    (Decrease) increase in accrued and other liabilities          (306,257)          872,756            65,831
                                                               -----------       -----------       -----------

    Net cash (used in) provided by operating activities           (268,431)           84,929           241,502
                                                               -----------       -----------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Payments for property additions                                 (176,681)         (387,242)         (416,813)
  Proceeds from insurance company                                   16,220                 0                 0
  Loan to affiliate of the general partner                      (1,101,586)                0                 0
  Capital contributions to unconsolidated joint venture           (119,678)          (44,000)           (8,490)
  Distributions from unconsolidated joint venture                1,626,473           370,184           211,490
                                                               -----------       -----------       -----------

  Net cash provided by (used in) investing activities              244,748           (61,058)         (213,813)
                                                               -----------       -----------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from note payable secured by property                         0         1,500,000                 0
  Principal payments on notes payable                              (47,075)       (1,334,088)          (26,299)
                                                               -----------       -----------       -----------

      Net cash (used in) provided by financing activities          (47,075)          165,912           (26,299)
                                                               -----------       -----------       -----------

NET (DECREASE) INCREASE IN CASH AND CASH
  EQUIVALENTS                                                      (70,758)          189,783             1,390

CASH AND CASH EQUIVALENTS - Beginning of year                      260,963            71,180            69,790
                                                               -----------       -----------       -----------

CASH AND CASH EQUIVALENTS - End of  year                       $   190,205       $   260,963       $    71,180
                                                               ===========       ===========       ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION:

  Cash paid during the year for real estate taxes              $   223,178       $   270,074       $   139,638
                                                               ===========       ===========       ===========

  Cash paid during the year for interest                       $   435,032       $   437,352       $   443,823
                                                               ===========       ===========       ===========

In 2000, 1999 and 1998, interest receivable of $496,860, $347,222 and $373,078, respectively, was added to the principal balance of the related notes receivable from affiliates. These transactions are noncash items not reflected in the above statements of cash flows.

  The accompanying notes are an integral part of these consolidated financial statements.

                SIERRA PACIFIC DEVELOPMENT FUND II AND SUBSIDIARY
                       (A California Limited Partnership)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Sierra Pacific Development Fund II (the "Partnership") was organized on April 29, 1983 in accordance with the provisions of the California Uniform Limited Partnership Act to acquire, develop and operate commercial and industrial real properties. S-P Properties, Inc. ("S-P") is the General Partner and manager of the Partnership.

The Partnership's activities have involved the ownership and operation of four real estate projects in Texas: Sierra Technology Center in Austin, Texas; Sierra Westlakes in San Antonio, Texas; Sierra Southwest Pointe in Houston, Texas; and 5850 San Felipe in Houston, Texas.

In December 1997, Sierra Southwest Pointe LLC ("SSPLLC") was formed with the Partnership being the sole member. This company was formed solely to engage in the following activities: a) to acquire from Sierra Pacific Development Fund II the property known as Sierra Southwest Pointe, b) to own, hold, sell, assign, transfer, operate, lease, mortgage, pledge and otherwise deal with the Property,
c) to exercise all powers enumerated in the Delaware Limited Liability Company Act necessary or convenient to the conduct, promotion or attainment of the business or purposes otherwise set forth. Title to the Sierra Southwest Pointe property was transferred from the Partnership to SSPLLC. The accounts of SSPLLC are consolidated into the financial statements of the Partnership since the date of formation and all significant intercompany transactions are eliminated in consolidation. All entities in which the Partnership has a controlling equity interest are consolidated in the financial statements.

In December 1994, the Partnership sold Sierra Technology Center for $6,000,000. The sale proceeds were received in cash, a note receivable from the buyer, and equity in the 5850 San Felipe property.

In 1985 Sierra Mira Mesa Partners ("SMMP"), a California general partnership, was formed between the Partnership and Sierra Pacific Pension Investors `84 (SPPI'84). SMMP was initially created to develop and operate the office building known as Sierra Mira Mesa in San Diego, California. The Partnership's initial ownership interest in SMMP was 51%; the remaining 49% was owned by SPPI'84. Effective December 31, 1996, the general partners amended the partnership agreement to allow for adjustments in the sharing ratio on January 1, each year based upon the relative net contributions and distributions since inception of each general partner. In conjunction with this amendment, the general partners forgave the December 31, 1996 balances of advances due from SMMP and included these amounts as adjustments to their respective equity accounts. As a result, the sharing ratio in effect for 1998, 1999 and 2000 was 33.74%, 33.01% and 30.17%, respectively, for the
Partnership and 66.26%, 66.99% and 69.83%, respectively, for SPPI'84. During 2000, SMMP made net distributions of $1,506,795 to the Partnership and $563,993 to SPPI'84. Accordingly on January 1, 2001, the sharing ratio will be decreased to 19.68% for the Partnership and increased to 80.32% for SPPI'84 to reflect the 2000 contributions and distributions.

As of December 31, 2000 SMMP also holds an 83.24% interest in Sorrento I Partners (a California general partnership with Sierra Pacific Development Fund III formed in 1993), a 43.92% interest in Sorrento II Partners (a California general partnership with Sierra Pacific Institutional Properties V formed in
1993), a 5.08% interest in Sierra Creekside Partners (a California general partnership with Sierra Pacific Development Fund formed in 1994), and a 33.36% interest in Sierra Vista Partners (a California general partnership with Sierra Pacific Development Fund III formed in 1994).

Sierra Pacific Development Fund II and subsidiary
Notes to Consolidated Financial Statements
Page two

Basis of Financial Statements

The Partnership maintains its books and prepares its financial statements in accordance with accounting principles generally accepted in the United States. However, the Partnership prepares its tax returns on the accrual basis of accounting as defined by the Internal Revenue Code with adjustments to reconcile book and taxable income (loss) for differences in the treatment of certain income and expense items. The accompanying financial statements do not reflect any provision for federal or state income taxes since such taxes are the obligation of the individual partners.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.

Cash and Cash Equivalents

Cash and cash equivalents include highly liquid, short-term investments with original maturities of three months or less.

Fair Value of Financial Instruments

The financial instruments of the Partnership at December 31, 2000 and 1999 consist of cash and cash equivalents, receivables, due from affiliates, accounts payable and notes payable. The fair value of cash and cash equivalents, receivables and accounts payable approximates the carrying value due to the short term nature of these items. In the opinion of management, the estimated fair value of the notes payable, based on market rates at December 31, 2000, is $6,013,000. Management does not estimate the fair value of the amounts due from affiliates due to the related party nature of this receivable.

Income-Producing Properties

Property is carried at cost and depreciated on the straight-line method over the estimated lives of the related assets, ranging from three to thirty years. Tenant improvements are carried at cost and depreciated on the straight-line method over the life of the related lease.

Expenditures for repairs and maintenance are charged against income as incurred. Improvements and major renewals are capitalized. Costs and the related accumulated depreciation of assets sold or retired are removed from the accounts in the year of disposal or when fully depreciated and any resulting gain or loss is reflected in income.

Prior to 1995, the Partnership assessed impairment of income-producing properties based upon appraised values and established provisions for impairment where appraisals indicated other than temporary declines in value. Effective January 1, 1995, the Partnership implemented Statement of Financial Accounting Standards No. 121, "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" (the "Statement"). The Partnership regularly evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable in accordance with the Statement. Future cash flows are estimated and compared to the carrying amount of the asset to determine if an impairment has occurred. If the sum of the expected future cash flows is less than the carrying amount of the asset, the Partnership shall recognize an impairment loss in accordance with the Statement. Improvements totaling $450,000 were recognized prior to 1995 as appraisals indicated other than temporary declines in value. No such impairments have been recognized by the Partnership since 1995.

Sierra Pacific Development Fund II and subsidiary
Notes to Consolidated Financial Statements
Page three

Because the determination of fair value is based upon projections of future economic events such as property occupancy rates, rental rates, operating cost inflation and market capitalization rates which are inherently subjective, the amounts ultimately realized at disposition may differ materially from the net carrying value as of December 31, 2000. The cash flows used to determine fair value and net realizable value are based on good faith estimates and assumptions developed by management. Unanticipated events and circumstances may occur and some assumptions may not materialize; therefore, actual results may vary from the estimates and the variances may be material. The Partnership may provide additional write-downs which could be material in subsequent years if real estate markets or local economic conditions change.

Investment in Unconsolidated Joint Venture

The investment in unconsolidated joint venture is stated at cost and is adjusted for the Partnership's share in earnings or losses and cash contributions to or distributions from the joint venture (equity method).

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

The Partnership periodically reviews its outstanding receivables for uncollectibility and provides a provision for bad debts for those accounts it believes it may not collect in full.

Calculation of Equity and Net Income (Loss) Per Limited Partnership Unit

Equity and net income (loss) per limited partnership unit are determined by dividing the Limited Partners' equity and net income (loss) by 56,674 Class A and 29,979 Class B, the number of limited partnership units outstanding for all periods presented.

Recent Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 requires a company to recognize all derivative instruments (including certain derivative instruments embedded in other contracts) as assets or liabilities in its balance sheet and measure them at fair value. The statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. SFAS No. 133, as amended, is effective for fiscal years beginning after June 15, 2000. The Partnership has evaluated SFAS No. 133 and the impact on existing accounting policies and financial reporting disclosures. The Partnership believes the adoption of SFAS No. 133 will not have a material effect on its financial statements.

In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 (SAB 101), Revenue Recognition in Financial Statements, which summarizes certain of the SEC staff's views on applying generally accepted accounting principles to revenue recognition in financial statements. The Partnership adopted the accounting provisions of SAB 101 in 2000. The implementation of SAB 101 did not have a significant effect on the Partnership's financial condition or results of operations.

Sierra Pacific Development Fund II and subsidiary
Notes to Consolidated Financial Statements
Page four

2. DETAILS OF CERTAIN BALANCE SHEET ACCOUNTS

Additional information regarding certain balance sheet accounts, at December 31, 2000 and 1999 is as follows:

                                                                   2000            1999
                                                                ----------      ----------
Other assets:
   Prepaid expenses                                             $   38,854      $   21,203
   Deferred loan costs, net of accumulated amortization
      of $60,996 in 2000 and $41,467 in 1999                       133,638         153,167
   Deferred leasing costs, net of accumulated amortization
      of $453,079 in 2000 and $352,207 in 1999                     451,552         511,143
   Tax and insurance impounds                                      213,264         155,388
   Tenant improvements reserves                                     87,003          22,827
   Deposits                                                         10,000          10,000
                                                                ----------      ----------
                                                                $  934,311      $  873,728
                                                                ==========      ==========

Accrued and other liabilities:
   Accounts payable                                             $  141,048      $  115,967
   Security deposits                                               100,453          90,974
   Accrued expenses                                                377,914         233,136
   Unearned rental income                                            3,770               0
   Interest payable                                                 23,135          12,500
   Accrued legal liability                                         500,000       1,000,000
                                                                ----------      ----------
                                                                $1,146,320      $1,452,577
                                                                ==========      ==========

3. GENERAL PARTNER AND RELATED PARTY TRANSACTIONS

Affiliates of the General Partner may receive a monthly management fee totaling 5% of the gross rental income collected from the properties. Management fees paid to affiliates for the years ended December 31, 2000, 1999 and 1998 were $133,141, $112,161 and $118,976, respectively.

An affiliate of the General Partner is entitled to reimbursement for expenses incurred by the affiliate for services provided to the Partnership such as accounting, legal, data processing and similar services. The affiliate was reimbursed $266,043, $292,790 and $252,201 for such services for the years ended December 31, 2000, 1999 and 1998, respectively. The Partnership reimbursed the affiliate for construction supervision costs incurred by the affiliate. For the years ended December 31, 2000, 1999 and 1998 the affiliate received $0, $0 and $16,754, respectively, for tenant improvements supervisory costs.

In consideration for services rendered with respect to initial leasing of Partnership properties, affiliates of the General Partner are paid initial leasing costs. For the years ended December 31, 2000, 1999 and 1998 affiliates were paid $75,182, $53,746 and $49,811, respectively. These payments were recorded as deferred leasing costs.

Sierra Pacific Development Fund II and subsidiary
Notes to Consolidated Financial Statements
Page five

During 1993, the Partnership loaned funds to a former affiliate of the General Partner in the form of demand notes. Interest was paid at rates approximately 100 basis points above certificate of deposit rates established by major commercial banks. The loans reached a maximum of $1,100,000. The loans were reduced to $812,000 at December 31, 1994 and the interest rate was fixed at 6%. In 2000, 1999 and 1998, interest receivable of $60,762, $57,322 and $54,078 was added to the principal balance of the note. Interest income of $60,762, $57,322 and $54,078 was recognized in 2000, 1999, and 1998, respectively, related to this note. The balance outstanding at December 31, 2000 was $1,073,460. The note is guaranteed by the owners of CGS Real Estate Company, Inc. (See Note 8).

Two affiliates of the General Partner lease a total of 22,841 square feet of 5850 San Felipe, a property of the Partnership. The terms of the leases are consistent with the current market conditions for office space in the area of the property. During the years ended December 31, 2000, 1999, and 1998, the Partnership recognized rental income of $215,051, $219,760, and $219,760, respectively, related to these leases.

As further described in Note 4, in 1994 the Partnership sold a property to an affiliate of the General Partner for cash of $3,100,000 and a $2,900,000 trust deed note. The original note called for monthly interest only payments and bore interest of 10% per annum until December 1997, when the entire indebtedness was due in full. In each of the three years ended December 31, 2000, maturity has been extended for additional one-year terms. In 2000, 1999 and 1998, interest receivable of $436,098, $289,900 and $319,000, respectively, was added to the principal balance of the note. In 2000, the Partnership funded an additional $1,101,586. This amount was added to the principal balance of the note. All other terms of the original note remained unchanged. The Partnership recognized interest income of $436,098, $350,900 and $319,000 related to the note during 2000, 1999 and 1998, respectively. The December 31, 2000 principal balance was $5,336,584. The note is secured by a second lien on the property and management believes the collateral combined with the guarantee from a major shareholder has sufficient value to recover the Partnership's net investment in the note after satisfaction of the first lien holder (See Note 8).

During 1996, the Partnership made a non-interest bearing advance to an affiliate in the amount of $50,083. This advance was deemed uncollectible and subsequently written off to bad debt expense in 1999.

4. INCOME-PRODUCING PROPERTIES

At December 31, 2000 and 1999 the total cost and accumulated depreciation of the properties are as follows:

                                                 2000                  1999
                                             ------------          ------------

Land                                         $  4,263,746          $  4,263,746
Building and improvements                      10,117,203            10,055,624
                                             ------------          ------------

               Total                           14,380,949            14,319,370

Accumulated depreciation                       (3,903,177)           (3,278,719)
Valuation allowance                              (450,000)             (450,000)
                                             ------------          ------------

               Net                           $ 10,027,772          $ 10,590,651
                                             ============          ============

During 2000 and 1999, the Partnership removed $98,882 and $84,834, respectively, from its buildings and improvements and related accumulated depreciation accounts for fully depreciated property.

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

Future minimum base rental income, under the existing operating leases for the properties, to be recognized on a straight-line basis and amounts to be received on a cash basis are as follows:

                                              Straight-line             Cash
Year Ending December 31,                         Basis                  Basis
                                              -------------           ----------

         2001                                  $1,977,881             $2,021,543
         2002                                   1,615,746              1,657,612
         2003                                   1,040,701              1,088,977
         2004                                     823,906                864,733
         2005                                     618,367                619,823
      Thereafter                                1,362,926              1,402,938
                                               ----------             ----------

           Total                               $7,439,527             $7,655,626
                                               ==========             ==========

Sears, Roebuck and Company generated rental revenues of 18% and 15%, respectively, during the years ended December 31, 1999 and 2000.

Sierra Pacific Development Fund II and subsidiary
Notes to Consolidated Financial Statements
Page seven

5. INVESTMENT IN UNCONSOLIDATED JOINT VENTURE

Sierra Mira Mesa Partners ("SMMP"), a California general partnership, was formed in 1985 between the Partnership and Sierra Pacific Pension Investors `84, an affiliate, to develop and operate the real property known as Sierra Mira Mesa, an office building, located in San Diego, California. The property contains 89,560 square feet and was 100% leased at December 31, 2000. At December 31, 2000 the Partnership's interest in SMMP was 30.17%; the remaining 69.83% interest was owned by Sierra Pacific Pension Investors `84.

The Partnership's investment in SMMP as of December 31, 2000 and 1999 is comprised of the following:

                                                     2000                1999
                                                  ----------          ----------

Equity interest                                   $1,512,205          $2,877,499
Other investment fees, less accum-
   ulated amortization of
   $68,017 and $63,160
   in 2000 and 1999, respec-
   tively                                         $  140,820          $  145,678
                                                  ----------          ----------

Investment in unconsolidated
   joint venture                                  $1,653,025          $3,023,177
                                                  ==========          ==========

The consolidated financial statements of SMMP include the accounts of SMMP and Sorrento I Partners, a majority owned California general partnership for the years ended December 31, 2000 and 1999. The condensed balance sheets at December 31, 2000 and 1999, and the condensed statements of operations for the years ended December 31, 2000, 1999 and 1998 for SMMP are as follows:

Sierra Pacific Development Fund II and subsidiary
Notes to Consolidated Financial Statements
Page eight

                      Condensed Consolidated Balance Sheets

                                                    December 31,       December 31,
                                                        2000               1999
                                                    ------------       ------------
Assets

Cash and cash equivalents                           $     51,660       $    319,400
Rent receivable                                          932,011          1,198,515
Due from affiliates                                    2,696,350          2,451,227
Income-producing property,
  net of accumulated depreciation                      8,346,471          8,723,396
Investment in unconsolidated
  joint ventures                                       1,295,403          2,526,875
Other assets, net of accumulated
  amortization                                           787,724            793,658
                                                    ------------       ------------

Total Assets                                        $ 14,109,619       $ 16,013,071
                                                    ============       ============

Liabilities and General Partners' Equity

Accrued and other liabilities                       $    104,558       $    101,104
Notes payable                                          5,890,607          6,179,038
                                                    ------------       ------------

Total Liabilities                                      5,995,165          6,280,142
                                                    ------------       ------------

Minority interest in joint venture                      (357,312)          (340,614)
                                                    ------------       ------------

General Partners' equity                               8,471,766         10,073,543
                                                    ------------       ------------

Total Liabilities and General Partners' equity      $ 14,109,619       $ 16,013,071
                                                    ============       ============

Sierra Pacific Development Fund II and subsidiary
Notes to Consolidated Financial Statements
Page nine

                 Condensed Consolidated Statements of Operations

                                                     For the Year Ended December 31,
                                                  2000            1999              1998
                                               -----------     -----------       -----------
Revenues:
 Rental income                                 $ 2,151,930     $ 2,126,106       $ 1,883,630
 Other income                                      249,827         224,308           205,781
                                               -----------     -----------       -----------
      Total revenues                             2,401,757       2,350,414           089,411
                                               -----------     -----------       -----------
Expenses:
 Operating expenses                                936,177         800,654           754,978
 Depreciation and amortization                     571,117         587,070           581,956
 Interest                                          485,730         450,177           438,711
                                               -----------     -----------       -----------

      Total expenses                             1,993,024       1,837,901         1,775,645
                                               -----------     -----------       -----------

Income before Partnership's
  share of unconsolidated joint
  venture income (losses)                          408,733         512,513           313,766

Partnership's share of unconsolidated
  joint venture income (losses)                     43,580         (36,405)         (131,897)
                                               -----------     -----------       -----------

Income before minority interest's
  share of consolidated joint venture
  loss (income)                                    452,313         476,108           181,869
                                               -----------     -----------       -----------

Minority interest's share of consolidated
  joint venture loss (income)                       16,698           7,618              (787)
                                               -----------     -----------       -----------

Net income                                     $   469,011     $   483,726       $   181,082
                                               ===========     ===========       ===========

As of December 31, 2000, SMMP also holds a 43.92% interest in Sorrento II Partners (a California general partnership with Sierra Pacific Institutional Properties V formed in 1993), a 5.08% interest in Sierra Creekside Partners ("SCP"), (a California general partnership with Sierra Pacific Development Fund formed in 1994), and a 33.36% interest in Sierra Vista Partners (a California general partnership with Sierra Pacific Development Fund III formed in 1994). Under the terms of the SCP joint venture agreement, SMMP would be obligated to contribute any negative balance outstanding in its capital account upon liquidation of the partnership. Such balance was $2,540,963 and $128,513 at December 31, 2000 and 1999, respectively.

SMMP has a note receivable from an affiliate of S-P with a principal balance outstanding at December 31, 2000 of $2,696,350. The loan is guaranteed by the owners of CGS Real Estate Company, Inc. ("CGS") The note receivable was involved in a lawsuit in which the Partnership was the defendant. In connection with the settlement of the lawsuit by the Partnership, SMMP would call a portion of the note receivable. The portion called would be that percentage of the loan that is equal to the Partnership's ownership interest in SMMP, in any event no less than 30%. Such funds would have been distributed to the Partnership in accordance with the lawsuit settlement. As of March 26, 2001, the note has not been called, the settlement has been declared null and void, and a supplemental complaint alleging new allegations has been filed. (See further discussion at note 8).

Sierra Pacific Development Fund II and subsidiary
Notes to Consolidated Financial Statements
Page ten

The following is a summary of aggregated financial information for all investments owned by SMMP which are accounted for under the equity method:

                        Condensed Combined Balance Sheets

                                                         December 31,    December 31,
                                                             2000            1999
                                                         -----------     -----------
Assets

Cash and cash equivalents                                $    53,567     $   272,657
Rent receivable                                              449,743         588,742
Income-producing property,
  net of accumulated depreciation                          7,831,381       8,109,927
Other assets, net of accumulated
  amortization                                               538,029       1,897,050
                                                         -----------     -----------

Total Assets                                             $ 8,872,720     $10,868,376
                                                         ===========     ===========

Liabilities and General Partners' Equity

Accrued and other liabilities                            $   215,570     $   350,272
Note payable                                               4,025,544       1,673,186
                                                         -----------     -----------

Total Liabilities                                          4,241,544       2,023,458
                                                         -----------     -----------

Ground lessors' equity in income-producing property                0       3,000,000
                                                         -----------     -----------

General Partners' equity                                   4,631,606       5,844,918
                                                         -----------     -----------

Total Liabilities and General Partners' equity           $ 8,872,720     $10,868,376
                                                         ===========     ===========

Sierra Pacific Development Fund II and subsidiary
Notes to Consolidated Financial Statements
Page eleven

                   Condensed Combined Statements of Operations

                                                    For the Year Ended December 31,
                                                2000              1999              1998
                                             -----------       -----------       -----------
Revenues:
 Rental income                               $ 2,363,463       $ 2,112,254       $ 1,734,403
 Interest income                                  11,218            34,540                 0
 Other income                                          0            15,151            93,668
                                             -----------       -----------       -----------
      Total revenues                           2,374,681         2,161,945         1,828,071
                                             -----------       -----------       -----------
Expenses:
 Operating expenses                            1,048,507         1,407,262         1,302,968
 Depreciation and amortization                   857,613           779,142           829,081
 Interest                                        360,801           152,563           156,636
                                             -----------       -----------       -----------

      Total expenses                           2,266,921         2,338,967         2,288,685
                                             -----------       -----------       -----------

Income (loss) before extraordinary loss          107,760          (177,022)         (460,614)

Extraordinary loss from write-off of
 deferred loan costs                             (46,020)                0                 0
                                             -----------       -----------       -----------

Net income (loss)                            $    61,740       $  (177,022)      $  (460,614)
                                             ===========       ===========       ===========

Reference is made to the audited financial statements of Sierra Mira Mesa Partners included herein.

Sierra Pacific Development Fund II and subsidiary
Notes to Consolidated Financial Statements
Page twelve

6. NOTES PAYABLE

At December 31, 2000 and 1999, notes payable consisted of the following:

                                                                     2000            1999
                                                                  ----------      ----------
Mortgage note payable, due in monthly interest only payments at 5%, collateralized by certain land and buildings. This
note matures in April 2004                                         3,000,000       3,000,000

Mortgage note payable, due in monthly installments with
interest at 9%, collateralized by certain land and
buildings. This note matures in March 2006                         1,870,972       1,902,438

Mortgage note payable, due in monthly installments with
interest at 8.35%, collateralized by certain land and
buildings. This note matures in September 2009                     1,479,069       1,494,678
                                                                  ----------      ----------
                                                                  $6,350,041      $6,397,116
                                                                  ==========      ==========

Annual maturities of notes payable as of December 31, 2000, are: $50,056 in 2001; $57,632 in 2002; $62,921 in 2003; $3,068,346 in 2004; $74,970 in 2005; and
$3,036,116 thereafter.

7. PARTNERS' EQUITY

Equity and net income (loss) per limited partnership unit is determined by dividing the limited partners' share of the Partnership's equity and net income
(loss) by the number of limited partnership units outstanding, 56,674 Class A and 29,979 Class B.

Partners' equity accounts have been adjusted to reflect an allocation of cumulative net loss to the partners in accordance with the agreement of limited partnership. This agreement provides that 99% of operating income, gains, losses, deductions and credits of the Partnership shall be allocated among the Limited Partners and 1% shall be allocated to the General Partner.

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

Sierra Pacific Development Fund II and subsidiary
Notes to Consolidated Financial Statements
Page thirteen

8. COMMITMENTS AND CONTINGENT LIABILITIES

In November 1995, a limited partner of the Partnership, on their own behalf and on behalf of all others similarly situated, filed a lawsuit against S-P Properties, Inc., ("S-P"), the General Partner of the Partnership, among others, in the Superior Court of the State of California, County of Los Angeles (the "Court"). This suit alleged breach of fiduciary duty and breach of contract. The Plaintiff's claims relate to three loans made to affiliates, two by the Partnership and one by SMMP, which were allegedly improper or made below market rates. The Plaintiffs were seeking unspecified compensatory and punitive damages and removal of the General Partner.

In September 1997, the Court denied the Plaintiff's motion for class certification, but granted the Plaintiff leave to file an amended complaint. The Partnership demurred to all class action allegations in the amended complaint. The Court granted the demurred without leave to amend, thereby reducing the Plaintiff's allegations to a derivative suit.

In December 1999, as a compromise to all claims asserted in what became a derivative action on behalf of the Partnership, the parties agreed to enter into a Mutual Compromise and Settlement ("the Settlement"). The Settlement provides for a complete release of the Partnership, general partners and all affiliates. As part of the material terms of the Settlement, S-P as the general partner of the Partnership, on or before December 31, 2000, would call and collect the two demand notes with balances of $1,073,460 and $5,336,584, respectively, at December 31, 2000 and a portion of the SMMP loan (the date of collection being referred to herein as the "Payment Date"). In the case of the SMMP loan, the amount due being that percentage of the loan that is equal to the Partnership's interest in SMMP, and in any event no less than thirty percent (30%). The loan proceeds received by the Partnership, totaling approximately $7,200,000, would be distributed on a per-unit basis to the limited partners and assignees of the Partnership of record within 30 days of the Payment Date. The Partnership would pay Plaintiff's attorneys' fees of $1,000,000. The Plaintiff, on behalf of the Partnership, would dismiss the entire action with prejudice. The court approved the Settlement on February 9, 2000.

In 2000, the Partnership paid scheduled Plaintiff's attorneys' fees of $500,000. The $500,000 balance was due December 31, 2000. As of March 30, 2001, S-P has not called and collected the notes and the Partnership has not satisfied its remaining legal fee obligation. The $500,000 legal fee obligation is included in accrued and other liabilities on the balance sheet at December 31, 2000.

On February 21, 2001, the Plaintiff served S-P with a Notice of Default Election stating that the Plaintiff was declaring the Settlement null and void because of S-P's failure to collect various loans and distribute the proceeds no later than January 30, 2001 as required under the Settlement Agreement. The Notice of Default Election also stated the Plaintiff's intention to ask the court to put the case back on the active trial list. In addition, the Plaintiff filed a motion to file a supplemental complaint alleging new violations of the Partnership Agreement.

On March 16, 2001, the court granted the Plaintiff's motion to file the supplemental complaint. In the supplemental complaint, the Plaintiff has included new allegations alleging that after entering into the Settlement Agreement, S-P breached the Partnership Agreement by lending certain persons and entities over $500,000 by transferring these funds to certain executive officers of S-P or their alleged affiliates. The court also restored the case to the civil active list and set a further status conference for May 23, 2001 with the intention of setting a trial date for approximately three months thereafter.

S-P intends to file a demurrer to the supplemental complaint and otherwise vigorously defend the action.

Management anticipates settlement of the notes receivable upon the completion of the consolidation transaction (See Note 9). However, there can be no assurance such transaction will be executed. Should the partnerships be unable to settle the notes receivable subject to the litigation, a principal shareholder of S-P has unconditionally guaranteed their payment.

S-P has denied and continues to deny that it has committed any violations of law, and states that it has entered into the Settlement solely to eliminate the burden and expense of further litigation. Management believes the ultimate outcome of this litigation will not have a material adverse effect on the Partnership.

Sierra Pacific Development Fund II and subsidiary
Notes to Consolidated Financial Statements
Page fourteen

9. PENDING TRANSACTION

CGS is continuing the development of a plan which will combine the Partnership's properties with the properties of other real estate partnerships managed by CGS and its affiliates. These limited partnerships own office properties, industrial properties, shopping centers and residential apartment properties. It is expected that the acquiror, American Spectrum Realty, Inc. ("ASR"), would qualify as a real estate investment trust. Limited partners would receive shares of common stock in ASR, which would be listed on a national securities exchange. The transaction is subject to the approval of the limited partners of the partnerships. ASR filed a Registration Statement on Form S-4 August 14, 2000 relating to the solicitation of consents with the Securities and Exchange Commission. The Registration Statement was amended February 14, 2001.

                    Sierra Mira Mesa Partners and Subsidiary
                       (A California General Partnership)

Consolidated balance sheets as of December 31, 2000 and 1999 and statements of operations, changes in general partners' equity and cash flows for each of the three years in the period ended December 31, 2000 and Report of Independent
                              Public Accountants

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Partners of
Sierra Mira Mesa Partners

We have audited the accompanying consolidated balance sheet of Sierra Mira Mesa Partners, a California general partnership, and subsidiary (the "Partnership") as of December 31, 2000 and the related consolidated statements of operations, changes in partners' equity and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sierra Mira Mesa Partners and subsidiary as of December 31, 2000, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.


ARTHUR ANDERSEN LLP

Houston, Texas
March 26, 2001

INDEPENDENT AUDITORS' REPORT

To the Partners of
Sierra Mira Mesa Partners

We have audited the accompanying consolidated balance sheet of Sierra Mira Mesa Partners and subsidiary, a California general partnership, (the "Partnership") as of December 31, 1999 and the related consolidated statements of operations, changes in partners' equity and cash flows for the years ended December 31, 1999 and 1998. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sierra Mira Mesa Partners and subsidiary as of December 31, 1999 and the results of its operations and cash flows for the years ended December 31, 1999 and 1998 in conformity with accounting principles generally accepted in the United States of America.


DELOITTE & TOUCHE LLP

Houston, Texas
February 25, 2000

                    SIERRA MIRA MESA PARTNERS AND SUBSIDIARY
                       (A California General Partnership)

                           CONSOLIDATED BALANCE SHEETS
                           December 31, 2000 and 1999

--------------------------------------------------------------------------------

                                                     December 31,       December 31,
                                                         2000               1999
                                                     ------------       ------------
ASSETS

Cash and cash equivalents                            $     51,660       $    319,400
Receivables:
   Unbilled rent (Notes 1 and 4)                          898,542          1,114,598
   Billed rent (Note 1)                                    33,469             83,917
Due from affiliates, net (Note 3)                       2,696,350          2,451,227
Income-producing property - net of accumulated
   depreciation of $3,914,748 and $3,564,380
   (Notes 1, 4 and 6)                                   8,346,471          8,723,396
Investment in unconsolidated
   joint ventures (Notes 1 and 5)                       1,295,403          2,526,875
Other assets - net of accumulated amortization
   of $581,788 and $721,525 (Notes 1, 2 and 3)            787,724            793,658
                                                     ------------       ------------

Total Assets                                         $ 14,109,619       $ 16,013,071
                                                     ============       ============

LIABILITIES AND GENERAL PARTNERS' EQUITY

Accrued and other liabilities (Note 2)               $    104,558       $    101,104
Notes payable (Note 6)                                  5,890,607          6,179,038
                                                     ------------       ------------

Total Liabilities                                       5,995,165          6,280,142
                                                     ------------       ------------

COMMITMENTS AND CONTINGENT LIABILITIES (Note 7)

Minority interest in consolidated
   joint venture (Note 1)                                (357,312)          (340,614)

General Partners' equity (Note 1)                       8,471,766         10,073,543
                                                     ------------       ------------

Total Liabilities and General Partners' equity       $ 14,109,619       $ 16,013,071
                                                     ============       ============

  The accompanying notes are an integral part of these consolidated financial statements.

                    SIERRA MIRA MESA PARTNERS AND SUBSIDIARY
                       (A California General Partnership)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
              For the Years Ended December 31, 2000, 1999 and 1998

--------------------------------------------------------------------------------

                                                   2000            1999              1998
                                               -----------     -----------       -----------
Revenues:
   Rental income (Note 1)                      $ 2,151,930     $ 2,126,106       $ 1,883,630
   Interest income                                 249,827         224,308           205,781
                                               -----------     -----------       -----------

                 Total revenues                  2,401,757       2,350,414         2,089,411
                                               -----------     -----------       -----------

Expenses:
   Operating expenses:
   Depreciation and amortization                   571,117         587,070           581,956
   Property taxes and insurance                    102,883          98,611            97,781
   Administrative fees (Note 3)                    115,621         121,889           111,206
   Maintenance and repairs                         246,460         233,615           240,965
   Management fees (Note 3)                        134,447         119,166           109,725
   Utilities                                       194,507         135,301           135,077
   Legal and accounting                             35,239          24,767            27,657
   General and administrative                       19,937          16,122             7,443
   Bad debt expense                                 67,673           4,770                 0
   Other operating expenses                         19,410          46,413            25,124
                                               -----------     -----------       -----------

       Total operating expenses                  1,507,294       1,387,724         1,336,934

   Interest                                        485,730         450,177           438,711
                                               -----------     -----------       -----------

                 Total expenses                  1,993,024       1,837,901         1,775,645
                                               -----------     -----------       -----------

INCOME BEFORE PARTNERSHIP'S SHARE OF
   UNCONSOLIDATED JOINT VENTURE
   INCOME (LOSSES)                                 408,733         512,513           313,766
                                               -----------     -----------       -----------

PARTNERSHIP'S SHARE OF UNCONSOLIDATED
   JOINT VENTURE INCOME (LOSSES) (Note 5)           43,580         (36,405)         (131,897)
                                               -----------     -----------       -----------

INCOME BEFORE MINORITY INTEREST'S
   SHARE OF CONSOLIDATED JOINT VENTURE
   LOSS (INCOME)                                   452,313         476,108           181,869
                                               -----------     -----------       -----------

MINORITY INTEREST'S SHARE OF CONSOLIDATED
   JOINT VENTURE LOSS (INCOME)                      16,698           7,618              (787)
                                               -----------     -----------       -----------

NET INCOME                                     $   469,011     $   483,726       $   181,082
                                               ===========     ===========       ===========

  The accompanying notes are an integral part of these consolidated financial statements.

                    SIERRA MIRA MESA PARTNERS AND SUBSIDIARY
                       (A California General Partnership)

         CONSOLIDATED STATEMENTS OF CHANGES IN GENERAL PARTNERS' EQUITY
              For the Years Ended December 31, 2000, 1999 and 1998

--------------------------------------------------------------------------------

                                                                  General Partners
                                                  ------------------------------------------------
                                                 Sierra Pacific    Sierra Pacific
                                                   Development        Pension
                                                    Fund II        Investors '84         Total
                                                 --------------    --------------     ------------
General Partners' equity - January 1, 1998        $  3,261,917      $  6,603,968      $  9,865,885
Net (loss) income                                      (14,912)          195,994           181,082
Contributions                                            8,490            42,000            50,490
Distributions                                         (211,490)         (211,250)         (422,740)
                                                  ------------      ------------      ------------

General Partners' equity - December 31, 1998         3,044,005         6,630,712         9,674,717
Net income                                             159,678           324,048           483,726
Contributions                                           44,000           539,784           583,784
Distributions                                         (370,184)         (298,500)         (668,684)
                                                  ------------      ------------      ------------

General Partners' equity - December 31, 1999         2,877,499         7,196,044        10,073,543
Net income                                             141,501           327,510           469,011
Contributions                                          119,678            53,900           173,578
Distributions                                       (1,626,473)         (617,893)       (2,244,366)
                                                  ------------      ------------      ------------

General Partners' equity - December 31, 2000      $  1,512,205      $  6,959,561      $  8,471,766
                                                  ============      ============      ============

  The accompanying notes are an integral part of these consolidated financial statements.

                    SIERRA MIRA MESA PARTNERS AND SUBSIDIARY
                       (A California General Partnership)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              For the Years Ended December 31, 2000, 1999 and 1998

--------------------------------------------------------------------------------

                                                                  2000              1999              1998
                                                              -----------       -----------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                  $   469,011       $   483,726       $   181,082
  Adjustments to reconcile net income
  to cash provided by operating activities:
    Depreciation and amortization                                 571,117           587,070           581,956
    Undistributed (income) losses of
      unconsolidated joint ventures                               (43,580)           36,405           131,897
    Minority interest in consolidated
       joint venture (loss) income                                (16,698)           (7,618)              787
    Bad debt expense                                               67,673             4,770                 0
    Decrease in rent receivable                                   198,831            27,641            60,853
    Increase in due from affiliates                              (245,123)         (222,839)         (202,581)
    Increase in other assets                                     (143,525)          (45,022)         (215,974)
    Increase (decrease) in accrued and other liabilities            3,454          (150,886)          183,225
                                                              -----------       -----------       -----------

  Net cash provided by operating activities                       861,160           713,247           721,245
                                                              -----------       -----------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Payments for property additions                               (44,733)         (160,815)         (346,113)
    Capital contributions to unconsolidated
      joint ventures                                           (2,090,088)       (1,027,820)         (350,900)
    Distributions received from unconsolidated
      joint ventures                                            3,365,140           105,000           372,312
                                                              -----------       -----------       -----------

  Net cash provided by (used in) investing activities           1,230,319        (1,083,635)         (324,701)
                                                              -----------       -----------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Capital contributions from General Partners                   173,578           583,784            50,490
    Cash distributions to General Partners                     (2,244,366)         (668,684)         (422,740)
    Proceeds from note payable secured by property                      0         1,637,500                 0
    Principal payments on notes payable                          (288,431)         (876,876)         (254,638)
                                                              -----------       -----------       -----------

  Net cash (used in) provided by financing activities          (2,359,219)          675,724          (626,888)
                                                              -----------       -----------       -----------

NET (DECREASE) INCREASE IN CASH
   AND CASH EQUIVALENTS                                          (267,740)          305,336          (230,344)

CASH AND CASH EQUIVALENTS - Beginning of year                     319,400            14,064           244,408
                                                              -----------       -----------       -----------

CASH AND CASH EQUIVALENTS - End of year                       $    51,660       $   319,400       $    14,064
                                                              ===========       ===========       ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION:

  Cash paid during the year for real estate taxes             $    73,176       $    72,469       $    71,184
                                                              ===========       ===========       ===========

  Cash paid during the year for interest                      $   487,020       $   439,792       $   439,756
                                                              ===========       ===========       ===========

In 2000, 1999, and 1998 interest receivable of $245,123, $222,839, and $202,581, respectively, was added to the principal balance of the related note receivable from affiliate. These transactions are noncash items not reflected in the above statement of cash flows.

  The accompanying notes are an integral part of these consolidated financial statements.

                    SIERRA MIRA MESA PARTNERS AND SUBSIDIARY
                       (A California General Partnership)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Sierra Mira Mesa Partners ("SMMP"), a California general partnership, was formed in 1985 between Sierra Pacific Development Fund II ("SPDFII") and Sierra Pacific Pension Investors '84 ("SPPI'84") to develop and operate the real property known as Sierra Mira Mesa, an office building, located in San Diego, California. The property contains 89,560 square feet and was 100% leased at December 31, 2000.

Per the terms of the partnership agreement, SPDFII and SPPI'84 shared in earnings, contributions and distributions in a ratio of 51% to 49%, respectively. Effective December 31, 1996, the general partners amended the partnership agreement to allow for adjustments in the sharing ratio each year based upon the relative net contributions and distributions since inception of each general partner. In conjunction with this amendment, the general partners forgave the December 31, 1996 balances of advances due from SMMP and included these amounts as adjustments to their respective equity accounts. The sharing ratio in effect for 1998, 1999 and 2000 was 33.74%, 33.01% and 30.17%,
respectively, for SPDFII and 66.26%, 66.99% and 69.83%, respectively, for SPPI'84. On January 1, 2001, the sharing ratio will be decreased to 19.68% for SPDFII and increased to 80.32% for SPPI'84 to reflect the 2000 contributions and distributions.

S-P Properties, Inc. is the General Partner and manager of SPDFII and SPPI'84. On December 30, 1994, all of the outstanding stock of TCP, Inc. was sold to Finance Factors, Inc. TCP, Inc. owns all of the common stock of S-P Properties, Inc. Finance Factors was a subsidiary of CGS Real Estate Company, Inc. ("CGS"), a national real estate company. In July 1995, Finance Factors, Inc. merged with Bancor Real Estate Company, Inc., another subsidiary of CGS.

SMMP also holds investments in other industrial/commercial properties through its investments in unconsolidated joint ventures. Refer to Note 5 for additional information.

Basis of Financial Statements

The Partnership maintains its books and prepares its financial statements in accordance with accounting principles generally accepted in the United States. However, the Partnership prepares its tax returns on the accrual basis of accounting as defined by the Internal Revenue Code with adjustments to reconcile book and taxable income (loss) for differences in the treatment of certain income and expense items. The accompanying financial statements do not reflect any provision for federal or state income taxes since such taxes are the obligation of the individual partners.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.

The consolidated financial statements of SMMP include the accounts of SMMP and Sorrento I Partners ("SIP"), a majority owned joint venture as of December 31, 2000. SMMP consolidates all subsidiaries in which it a has controlling equity interest. All significant intercompany balances and transactions have been eliminated in consolidation.

Sierra Mira Mesa Partners
Notes to Consolidated Financial Statements
Page two

Cash and Cash Equivalents

Cash and cash equivalents include highly liquid, short-term investments with original maturities of three months or less.

Fair Value of Financial Instruments

The financial instruments of the Partnership at December 31, 2000 and 1999 consist of cash and cash equivalents, receivables, due from affiliates, accounts payable and notes payable. The fair value of cash and cash equivalents, receivables and accounts payable approximate the carrying value due to the short term nature of these items. In the opinion of management, the fair value of the notes payable approximates the carrying value based on market rates at December 31, 2000 and 1999. Management does not fair value the amounts due from affiliates due to the related party nature of this receivable.

Income-Producing Properties

Property is carried at cost and depreciated on the straight-line method over the estimated lives of the related assets, ranging from three to thirty years. Tenant improvements are carried at cost and depreciated on the straight-line method over the life of the related lease.

Expenditures for repairs and maintenance are charged against income as incurred. Improvements and major renewals are capitalized. Costs and the related accumulated depreciation of assets sold or retired are removed from the accounts in the year of disposal or when fully depreciated and any resulting gain or loss is reflected in income.

The Partnership regularly evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable in accordance with Statement of Financial Accounting Standards No.121, "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" (the "Statement"). Future cash flows are estimated and compared to the carrying amount of the asset to determine if an impairment has occurred. If the sum of the expected future cash flows is less than the carrying amount of the asset, the Partnership shall recognize an impairment loss in accordance with the Statement. No such impairment has been recognized by the Partnership at December 31, 2000.

Because the determination of fair value is based upon projections of future economic events such as property occupancy rates, rental rates, operating cost inflation and market capitalization rates which are inherently subjective, the amounts ultimately realized at disposition may differ materially from the net carrying value as of December 31, 2000. The cash flows used to determine fair value and net realizable value are based on good faith estimates and assumptions developed by management. Unanticipated events and circumstances may occur and some assumptions may not materialize; therefore actual results may vary from the estimates and the variances may be material. The Partnership may provide additional write-downs which could be material in subsequent years if real estate markets or local economic conditions change.

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

The Partnership periodically reviews its outstanding receivables for uncollectibility and provides a provision for bad debts for those accounts it believes it may not collect in full.

Recent Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 requires a company to recognize all derivative instruments (including certain derivative instruments embedded in other contracts) as assets or liabilities in its balance sheet and measure them at fair value. The statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. SFAS No. 133, as amended, is effective for fiscal years beginning after June 15, 2000. The Partnership has evaluated SFAS No. 133 and the impact on existing accounting policies and financial reporting disclosures. The Partnership believes the adoption of SFAS No. 133 will not have a material effect on its financial statements.

In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 (SAB 101), Revenue Recognition in Financial Statements, which summarizes certain of the SEC staff's views on applying generally accepted accounting principles to revenue recognition in financial statements. The Partnership adopted the accounting provisions of SAB 101 in 2000. The implementation of SAB 101 did not have a significant effect on the Partnership's financial condition or results of operations.

Sierra Mira Mesa Partners
Notes to Consolidated Financial Statements
Page four

2. DETAILS OF CERTAIN BALANCE SHEET ACCOUNTS

Additional information regarding certain balance sheet accounts, at December 31, 2000 and 1999, is as follows:

                                                           2000           1999
                                                         --------       --------
Other assets:
   Prepaid expenses                                      $ 13,067       $  7,383
   Deferred loan costs, net of accumulated
     amortization of $65,972 and $49,842                  152,096        168,225
   Deferred leasing costs, net of accumulated
     amortization of $655,553 and $531,945                384,097        507,000
   Deposits                                                25,000              0
   Tax impounds and insurance impounds                     34,491         26,831
   Tenant improvement reserves                            178,973         84,219
                                                         --------       --------
                                                         $787,724       $793,658
                                                         ========       ========
Accrued and other liabilities:
   Accounts payable                                      $ 29,964       $ 51,008
   Security deposits                                       32,573         17,922
   Accrued expenses                                        11,138              0
   Interest payable                                        30,883         32,174
                                                         --------       --------
                                                         $104,558       $101,104
                                                         ========       ========

3. GENERAL PARTNER AND RELATED PARTY TRANSACTIONS

Affiliates of S-P Properties, Inc. receive a monthly management fee totaling 5.5% of the gross rental income collected from the properties or $600, whichever is greater. This fee amounted to $134,447, $119,166, and $109,725 respectively, for the years ended December 31, 2000, 1999, and 1998. This fee was recorded as part of the operating expenses of the properties.

SMMP reimburses an affiliate of S-P Properties, Inc. for expenses incurred by the affiliate for services provided to SMMP such as accounting, data processing and similar services. The affiliate was reimbursed $115,621, $122,239, and $111,206 respectively, for such services for the years ended December 31, 2000, 1999, and 1998. Additionally, SMMP reimbursed an affiliate for construction supervision costs incurred by the affiliate. For the years ended December 31, 2000, 1999, and 1998, the affiliate received $0, $28,201, and $1,327 respectively, for tenant improvements supervisory costs.

In consideration for services rendered with respect to initial leasing of SMMP's property, an affiliate of S-P Properties, Inc. is paid initial leasing costs. For the years ended December 31, 2000, 1999, and 1998, these fees amounted to $0, $0, and $63,492 respectively, and were recorded as deferred leasing costs.

During 1993, SMMP loaned funds to a former affiliate of S-P Properties, Inc. in the form of a demand note. The liability was assumed by Finance Factors, Inc. which acquired S-P Properties, Inc. as of December 30, 1994. In July 1995, Finance Factors, Inc. merged with Bancor Real Estate Company, Inc. who has assumed the note. The annual interest rate of the loan was variable at bank prime plus 2 1/4% - 3% with a minimum rate of 9%. The loan totaled $2,360,000 at December 31, 1993 and was reduced to $1,687,787 at December 31, 1994. This loan was amended effective January 1, 1995 fixing the interest rate at 10%. On December 31, 2000, 1999, 1998 and 1997, interest receivable of $245,123, $222,839, $202,581 and $338,020, respectively, was added to the principle balance of the loan. No interest related to this loan was due to the Partnership at December 31, 2000 and 1999. The principal balance outstanding at December 31, 2000 was $2,696,350. The loan is guaranteed by the owners of CGS Real Estate Company, Inc. ("CGS").

The note receivable was involved in a lawsuit in which SPDFII was the defendant. In connection with the settlement of the lawsuit by SPDFII, the Partnership would call a portion of the note receivable from Bancor Real Estate Company, Inc. The portion called would be that percentage of the loan that is equal to SPDFII's ownership interest in the Partnership, in any event no less than 30%. Such funds would have been distributed to SPDFII in accordance with the lawsuit settlement. As of March 26, 2001, the note has not been called, the settlement has been declared null and void, and a supplemental complaint alleging new allegations has been filed.

Management anticipates settlement of the SMMP note receivable upon completion of the consolidation transaction (see Note 8). However, there can be no assurance such transaction will be executed. Should the partnerships be unable to settle the note receivable subject to the litigation, a principal shareholder of S-P Properties, Inc. has unconditionally guaranteed their payment.

S-P Properties Inc. has denied and continues to deny that it has committed any violations of law. Management believes the ultimate outcome of this litigation will not have a material adverse effect on the Partnership.

Sierra Mira Mesa Partners
Notes to Consolidated Financial Statements
Page five

During 1996, the Partnership made a non-interest bearing advance to an affiliate in the amount of $4,770. The advance was deemed uncollectible and subsequently written off to bad debt expense in 1999.

See Note 6 for note payable transactions with related parties.

4. INCOME-PRODUCING PROPERTIES

At December 31, 2000 and 1999 the total cost and accumulated depreciation of the properties are as follows:

                                                 2000                  1999
                                             ------------          ------------

Land                                         $  3,786,458          $  3,786,458
Building and improvements                       8,474,761             8,501,318
                                             ------------          ------------

               Total                           12,261,219            12,287,776

Accumulated depreciation                       (3,914,748)           (3,564,380)
                                             ------------          ------------

               Net                           $  8,346,471          $  8,723,396
                                             ============          ============

During 2000 and 1999, the Partnership removed $71,290 and $147,303, respectively, from its building and improvements and related accumulated depreciation accounts for fully depreciated property.

Future minimum base rental income, under the existing operating leases for the Sierra Mira Mesa and Sorrento I properties, to be recognized on a straight-line basis and amounts to be received on a cash basis are as follows:

     Year Ending                        Straight-line                    Cash
     December 31,                           Basis                        Basis
----------------------                  -------------                 ----------

         2001                            $2,092,837                   $2,407,018
         2002                             2,083,837                    2,507,237
         2003                               653,201                      737,422
         2004                               179,747                      184,288
         2005                               154,746                      164,174
      Thereafter                            438,415                      501,186
                                         ----------                   ----------

           Total                         $5,602,783                   $6,501,325
                                         ==========                   ==========

In each of the three years in the period ending December 31, 2000, two tenants accounted for the majority of the Partnership's rental income. A state governmental agency associated with workers compensation insurance accounted for 69% of rental income in 2000 and 1999, and 78% in 1998; a tenant in the communications sector accounted for 13% of rental income in 2000, 1999 and 1998.

Sierra Mira Mesa Partners
Notes to Consolidated Financial Statements
Page six

5. INVESTMENT IN UNCONSOLIDATED JOINT VENTURES

SMMP holds the following investments accounted for under the equity method at December 31, 2000:

o a 43.92% equity interest in Sorrento II Partners ("SIIP"), a joint venture formed on October 1, 1993 with Sierra Pacific Institutional Properties V, an affiliate, to develop and operate Sierra Sorrento II, an industrial building located in San Diego, California. SMMP's investment in SIIP as of December 31, 2000 and 1999 is $3,822,355 and $2,647,872, respectively.
      SMMP's share of the net income (loss) of SIIP for the three years ended December 31, 2000, 1999 and 1998 is $60,583, $(30,637) and $(143,251),
      respectively;

o a 5.08% equity interest in Sierra Creekside Partners ("SCP"), a joint venture formed on February 1, 1994 with Sierra Pacific Development Fund, an affiliate, to develop and operate Sierra Creekside, a commercial office building in San Ramon, California. SMMP's investment in SCP as of December 31, 2000 and 1999 was $(2,540,963) and $(128,513), respectively. SMMP's share of the net loss of SCP for the three years ended December 31, 2000, 1999 and 1998 was $(12,441), $(5,903) and $(8,420), respectively;

o a 33.36% equity interest in Sierra Vista Partners ("SVP"), a joint venture formed on February 1, 1994 with Sierra Pacific Development Fund III, an affiliate, to develop and operate Sierra Vista, an industrial building in Anaheim, California. SMMP's investment in SVP as of December 31, 2000 and 1999 was $14,011 and $7,516, respectively. SMMP's share of the net (loss) income of SVP for the three years ended December 31, 2000, 1999 and 1998 was $(4,562), $135 and $19,774, respectively. The Sierra Vista property was sold in October 1997.

Sierra Mira Mesa Partners
Notes to Consolidated Financial Statements
Page seven

The following is a summary of aggregated financial information for all investments owned by SMMP which are accounted for under the equity method:

                        Condensed Combined Balance Sheets

                                                         December 31,    December 31,
                                                            2000            1999
                                                         -----------     -----------
Assets

Cash and cash equivalents                                $    53,567     $   272,657
Rent receivable                                              449,743         588,742
Income-producing property,
  net of accumulated depreciation                          7,831,381       8,109,927
Other assets, net of accumulated
  amortization                                               538,029       1,897,050
                                                         -----------     -----------

Total Assets                                             $ 8,872,720     $10,868,376
                                                         ===========     ===========

Liabilities and General Partners' Equity

Accrued and other liabilities                            $   215,570     $   350,272
Note payable                                               4,025,544       1,673,186
                                                         -----------     -----------

Total Liabilities                                          4,241,544       2,023,458
                                                         -----------     -----------

Ground lessors' equity in income-producing property                0       3,000,000
                                                         -----------     -----------

General Partners' equity                                   4,631,606       5,844,918
                                                         -----------     -----------

Total Liabilities and General Partners' equity           $ 8,872,720     $10,868,376
                                                         ===========     ===========

Sierra Mira Mesa Partners
Notes to Consolidated Financial Statements
Page eight

                   Condensed Combined Statements of Operations

                                                        For the Year Ended December 31,
                                                 -----------------------------------------------
                                                    2000              1999              1998
                                                 -----------       -----------       -----------
Revenues:
   Rental income                                 $ 2,363,463       $ 2,112,254       $ 1,734,403
   Interest income                                    11,218            34,540                 0
   Other income                                            0            15,151            93,668
                                                 -----------       -----------       -----------
      Total revenues                               2,374,681         2,161,945         1,828,071
                                                 -----------       -----------       -----------
Expenses:
   Operating expenses                              1,048,507         1,407,262         1,302,968
   Depreciation and amortization                     857,613           779,142           829,081
   Interest                                          360,801           152,563           156,636
                                                 -----------       -----------       -----------

      Total expenses                               2,266,921         2,338,967         2,288,685
                                                 -----------       -----------       -----------

Income (loss) before extraordinary loss              107,760          (177,022)         (460,614)

Extraordinary loss from write-off of
  deferred loan costs                                (46,020)                0                 0
                                                 -----------       -----------       -----------

Net income (loss)                                $    61,740       $  (177,022)      $  (460,614)
                                                 ===========       ===========       ===========

6. NOTES PAYABLE

                                                        2000             1999
                                                     ----------       ----------

Mortgage note payable, due in monthly
installments with interest at 7.74% per
annum, collateralized by the real property
known as Sierra Mira Mesa. This note
matures in October 2010                              $4,265,067       $4,543,984

Mortgage note payable, due in monthly
installments with interest at 8.75% per
annum, collateralized by the Sorrento I
property. The note matures in September
2009                                                  1,625,540        1,635,054
                                                     ----------       ----------

                                                     $5,890,607       $6,179,038
                                                     ==========       ==========

In August 1999, SIP paid its mortgage note due to CGS, an affiliate of the General Partner, with an outstanding balance of $607,693. On the same date, SIP entered into a new loan agreement with Finova Realty Capital, Inc. in the amount of $1,637,500. This loan, which is secured by the Sorrento I property, bears interest at 8.75% per annum. Principal and interest payments of $12,882 are due monthly until maturity in September 2009. In connection with the repayment of the CGS note, SIP paid $29,528 to CGS related to late fees which were included in other operating expenses in the statement of operations for 1999. The note balance as of December 31, 2000 was $1,625,540.

As of December 31, 2000, annual maturities on notes payable were: $314,146 in 2001; $339,483 in 2002; $366,864 in 2003; $396,456 in 2004; $428,435 in 2005;
and $4,045,223 thereafter.

Sierra Mira Mesa Partners
Notes to Consolidated Financial Statements
Page nine

7. COMMITMENTS AND CONTINGENT LIABILITIES

In the normal course of business, the Partnership occasionally becomes party to litigation. In the opinion of management, pending or threatened litigation involving the Partnership will not have a material adverse effect on its financial condition.

Under the terms of the Sierra Creekside Partners ("SCP") joint venture agreement, SMMP would be obligated to contribute any negative balance outstanding in its capital account upon liquidation of the Partnership. Such balance was $2,540,963 and $128,513 at December 31, 2000 and 1999,
respectively.

8. PENDING TRANSACTION

CGS is continuing the development of a plan which will combine the Partnership's property with the properties of other real estate partnerships managed by CGS and its affiliates. These partnerships own office properties, industrial properties, shopping centers and residential apartment properties. It is expected that the acquiror, American Spectrum Realty, Inc. ("ASR"), would qualify as a real estate investment trust. ASR filed a Registration Statement on Form S-4 August 14, 2000 relating to the solicitation of consents with the Securities and Exchange Commission. The Registration Statement was amended February 14, 2001.

                    EXECUTIVE OFFICERS OF THE GENERAL PARTNER

The Executive Officers of S-P Properties, Inc., the General Partner are as follows:

Name                                  Position
----                                  ----------

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