Form 10-Q
period 2001-03-31
SIERRA PACIFIC DEVELOPMENT FUND II
filed 2001-05-15
CIK 719606

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For Quarter ended                            March 31, 2001
                        -------------------------------------------------------
Commission file number                           0-12036
                        -------------------------------------------------------



                       SIERRA PACIFIC DEVELOPMENT FUND II
                             (A LIMITED PARTNERSHIP)


          State of California                              95-3856271
----------------------------------------      ---------------------------------
   (State or other jurisdiction of                      (I.R.S. Employer
   incorporation or organization)                     Identification Number)


     5850 San Felipe, Suite 450
           Houston, Texas                                     77057
----------------------------------------      ---------------------------------
(Address of principal executive offices)                    (Zip Code)


Registrant's telephone number,
including area code:                             (713) 706-6271
                                ------------------------------------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ . No ___.

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The following financial statements are submitted in the next pages:

                                                                           Page
                                                                           number
                                                                           ------
Consolidated Balance Sheets - March 31, 2001 and December 31, 2000           5

Consolidated Statements of Operations - For the Three Months Ended
March 31, 2001 and 2000                                                      6

Consolidated Statements of Changes in Partners' Equity - For the Year
Ended December 31, 2000 and for the Three Months Ended March 31, 2001        7

Consolidated Statements of Cash Flows - For the Three Months Ended
March 31, 2001 and 2000                                                      8

Notes to Financial Statements                                                9

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

(a)      OVERVIEW

The following discussion should be read in conjunction with Sierra Pacific Development Fund II's (the Partnership) Consolidated Financial Statements and Notes thereto appearing elsewhere in this Form 10-Q.

The Partnership currently owns three properties; 5850 San Felipe, Sierra Westlakes, and Sierra Southwest Pointe. In addition, the Partnership holds a 19.68% interest in Sierra Mira Mesa Partners (SMMP).

(b)      RESULTS OF OPERATIONS

Rental income for three months ended March 31, 2001 increased by approximately $64,000, or 11%, when compared to the corresponding period in the prior year, primarily due to an increase in occupancy and rental rates. Occupancy at Sierra Southwest Pointe rose from 73% at March 31, 2000 to 89% at March 31, 2001. At 5850 San Felipe, occupancy decreased slightly from 100% to 97% between the same periods. Sierra Westlakes remained 75% occupied. The increase in rental income was also attributable to higher common area maintenance fee recovery revenue at 5850 San Felipe.

Interest income for the quarter ended March 31, 2001, rose by approximately $36,000, or 32%, in comparison to the same period in 2000, due to higher loan balances on notes receivable from affiliates.

Operating expenses for the three months ended March 31, 2001 increased by approximately $3,000, or 1%, when compared to the same period in the prior year. Utilities increased due to higher energy costs and property taxes rose as a result of increases in the assessed values of the properties. Further, rents deemed uncollectible at 5850 San Felipe and Sierra Southwest Pointe were written-off to bad debt expense. These increases were partially offset by a decrease in legal fees incurred during the quarter.

Depreciation and amortization expenses for the three months ended March 31, 2001 rose by approximately $6,000, or 3%, when compared to the corresponding period in the prior year, principally due to increased depreciation on additional tenant improvements associated with the increase in occupancy at Sierra Southwest Pointe.

The Partnership's share of unconsolidated joint venture (loss) income was approximately $(5,000) for the three months ended March 31, 2001, in comparison to $55,000 for the same period in the prior year. The loss incurred by SMMP was in large part due to an increase in utilities associated with higher energy costs, and as a result of the write-off of rents deemed uncollectible to bad debt expense. The loss was also attributable to its share of Sorrento II Partners' (SIIP) income. SIIP, which SMMP accounts for as an unconsolidated joint venture investment on the equity method, recorded a decrease in income primarily due to lower common area maintenance fees recovery revenue incurred during the quarter.

(c)      LIQUIDITY AND CAPITAL RESOURCES

In December 1999, a lawsuit was settled against the Partnership that provided for a complete release of the Partnership, general partners and all affiliates. The suit related to three loans made to affiliates, two by the Partnership and one by SMMP. As part of the material terms of the settlement agreement (Settlement), S-P Properties, Inc. (S-P), the general partner of the Partnership, on or before December 31, 2000, would call and collect the two demand notes with balances of $1,073,460 and $5,336,584, respectively, at March 31, 2001 and a portion of the SMMP loan (the date of collection being referred to herein as the "Payment Date"). In the case of the SMMP loan, the amount due is equal to that percentage of the loan corresponding to the Partnership's interest in SMMP, which in any event is no less than thirty percent (30%). The loan proceeds received by the Partnership would be distributed on a per-unit basis to the limited partners and assignees of the Partnership of record as of the Payment Date.

The Partnership also agreed to pay plaintiff's attorneys' fees of $1,000,000. In 2000, the Partnership paid scheduled plaintiff's attorneys' fees of $500,000. The $500,000 balance was due by December 31, 2000. As of May 14, 2001, S-P has not called and collected the notes and the Partnership has not satisfied its remaining legal fee obligation.

On February 21, 2001, the Plaintiff served S-P with a Notice of Default Election stating that the Plaintiff was declaring the Settlement null and void because of S-P's failure to collect various loans and distribute the proceeds no later than January 30, 2001 as required under the Settlement. The Notice of Default Election also stated the Plaintiff's intention to ask the court to put the case back on the active trial list. In addition, the Plaintiff filed a motion to file a supplemental complaint alleging new violations of the Partnership Agreement.

On March 16, 2001, the court granted the Plaintiff's motion to file the supplemental complaint. In the supplemental complaint, the Plaintiff has included new allegations alleging that after entering into the Settlement, S-P breached the Partnership Agreement by lending certain persons and entities over $500,000 by transferring these funds to certain executive officers of S-P or their alleged affiliates. The court also restored the case to the civil active list and set a further status conference for May 23, 2001 with the intention of setting a trial date for approximately three months thereafter.

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

The Partnership is in an illiquid position as of March 31, 2001 with cash and billed rents of approximately $471,000 and current liabilities of approximately $806,000, which includes the remaining legal obligation of $500,000.

The Partnership's primary capital requirement is the remaining legal obligation. Management anticipates fulfilling this obligation and settlement of the notes receivable upon the completion of the consolidation transaction discussed in
Note 5. However, there can be no assurance such transaction will be executed. Should the Partnership be unable to settle the notes receivable, a principal shareholder of S-P has unconditionally guaranteed their payment. Other capital requirements principally will be for construction of new tenant space and debt obligations. It is anticipated that these requirements will be funded from the operation of the properties and distributions from SMMP. During the three months ended March 31, 2001, SMMP made net distributions of approximately $86,000 to the Partnership.

Inflation:

The Partnership does not expect inflation to be a material factor in its operations in 2001.

                SIERRA PACIFIC DEVELOPMENT FUND II AND SUBSIDIARY
                             (A LIMITED PARTNERSHIP)

                           CONSOLIDATED BALANCE SHEETS
                      MARCH 31, 2001 AND DECEMBER 31, 2000

--------------------------------------------------------------------------------


                                                              March 31, 2001                       December 31, 2000
                                                               (Unaudited)
                                                             ----------------                      -----------------
ASSETS

Cash and cash equivalents                                  $           7,140                     $          190,205
Receivables:
  Note, net of deferred gain of $736,271                           4,683,742                              4,600,313
  Unbilled rent                                                      209,145                                216,099
  Billed rent                                                        463,973                                499,487
  Due from affiliates                                              1,074,460                              1,074,460
  Interest                                                           150,213                                      0
Income-producing properties - net of
  accumulated depreciation and valuation
  allowance of $4,475,581 and $4,353,177,
  respectively                                                     9,891,789                             10,027,772
Investment in unconsolidated joint venture                         1,560,598                              1,653,025
Other assets - net of accumulated amortization
  of $466,345 and $514,075, respectively                             820,934                                934,311
                                                             ----------------                      -----------------

Total Assets                                               $      18,861,994                     $       19,195,672
                                                             ================                      =================

LIABILITIES AND PARTNERS' EQUITY


Accrued and other liabilities                              $         906,865                     $        1,146,320
Notes payable                                                      6,335,465                              6,350,041
                                                             ----------------                      -----------------

Total Liabilities                                                  7,242,330                              7,496,361
                                                             ----------------                      -----------------

Partners' equity (deficit):
  General Partner
                                                                     (61,272)                               (60,558)
  Limited Partners:
    Class A Limited Partners:
      60,000 units authorized,
      56,634 issued and outstanding                                7,636,893                              7,691,371

    Class B Limited Partners:
      60,000 units authorized,
      29,979 issued and outstanding                                4,044,043                              4,068,498
                                                             ----------------                      -----------------

Total Partners' equity                                            11,619,664                             11,699,311
                                                             ----------------                      -----------------

Total Liabilities and Partners' equity                     $      18,861,994                     $       19,195,672
                                                             ================                      =================

                             SEE ACCOMPANYING NOTES

                SIERRA PACIFIC DEVELOPMENT FUND II AND SUBSIDIARY
                             (A LIMITED PARTNERSHIP)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000

--------------------------------------------------------------------------------


                                                                   2001                                  2000
                                                               (Unaudited)                            (Unaudited)
                                                             ----------------                      -----------------
REVENUES:
  Rental income                                            $         631,336                     $          567,727
  Interest income                                                    150,800                                114,371
                                                             ----------------                      -----------------

                     Total revenues                                  782,136                                682,098
                                                             ----------------                      -----------------

EXPENSES:
  Operating expenses                                                 514,023                                511,105
  Depreciation and amortization                                      224,120                                217,826
  Interest                                                           110,349                                111,766
                                                             ----------------                      -----------------

                     Total costs and expenses                        848,492                                840,697
                                                             ----------------                      -----------------

LOSS BEFORE PARTNERSHIP'S SHARE
   OF UNCONSOLIDATED JOINT VENTURE
   (LOSS) INCOME                                                     (66,356)                              (158,599)
                                                             ----------------                      -----------------

PARTNERSHIP'S SHARE OF UNCONSOLIDATED
   JOINT VENTURE (LOSS) INCOME
                                                                      (5,011)                                55,011
                                                             ----------------                      -----------------

NET LOSS                                                   $         (71,367)                     $        (103,588)
                                                             ================                      =================

Net loss per limited partnership unit                      $           (0.82)                     $           (1.18)
                                                             ================                      =================


                             SEE ACCOMPANYING NOTES

                SIERRA PACIFIC DEVELOPMENT FUND II AND SUBSIDIARY
                             (A LIMITED PARTNERSHIP)

             CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' EQUITY
                    FOR THE YEAR ENDED DECEMBER 31, 2000 AND
                    FOR THE THREE MONTHS ENDED MARCH 31, 2001

--------------------------------------------------------------------------------


                                                               Limited Partners                                          Total
                                                      -----------------------------                     General        Partners'
                                        Per Unit          Class A      Class B          Total           Partner         Equity
                                       -------------  ------------    -------------  --------------   -------------  --------------
Proceeds from sale of
  partnership units                   $      250.00  $ 14,392,000    $   7,579,000  $   21,971,000                  $   21,971,000
Underwriting commissions
  and other organization expenses            (33.68)   (1,939,045)      (1,021,124)     (2,960,169)                     (2,960,169)
Repurchase of 1,231 partnership
   units                                       0.06      (177,934)         (66,167)       (244,101)                       (244,101)
Cumulative net (loss) income
  (to December 31, 1999)                     (20.55)   (1,163,641)        (616,129)     (1,779,770)  $      46,674      (1,733,096)
Cumulative distributions
  (to December 31, 1999)                     (64.80)   (3,685,045)      (1,947,280)     (5,632,325)        (46,674)     (5,678,999)
                                       -------------  ------------    -------------  --------------   -------------  --------------

Partners' equity - January 1, 2000           131.03     7,426,335        3,928,300      11,354,635               0      11,354,635
Transfer among general partner
  and limited partners                         0.74        41,861           22,144          64,005         (64,005)              0
Net income                                     3.94       223,175          118,054         341,229           3,447         344,676
                                       -------------  ------------    -------------  --------------   -------------  --------------

Partners' equity (deficit) -
  December 31, 2000 (audited)                135.71     7,691,371        4,068,498      11,759,869         (60,558)     11,699,311
Repurchase of 40 partnership units            (0.02)       (8,280)                          (8,280)                         (8,280)
Net loss (unaudited)                          (0.82)      (46,198)         (24,455)        (70,653)           (714)        (71,367)
                                       -------------  ------------    -------------  --------------   -------------  --------------

Partners' equity (deficit) -
   March 31, 2001 (unaudited)         $      134.87  $  7,636,893    $   4,044,043  $   11,680,936   $     (61,272) $   11,619,664
                                       =============  ============    =============  ==============   =============  ==============


                             SEE ACCOMPANYING NOTES

                SIERRA PACIFIC DEVELOPMENT FUND II AND SUBSIDIARY
                             (A LIMITED PARTNERSHIP)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000

--------------------------------------------------------------------------------


                                                                            2001                         2000
                                                                       (Unaudited)                   (Unaudited)
                                                                     ----------------               --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                        $          (71,367)             $      (103,588)
  Adjustments to reconcile net loss
  to cash used in operating activities:
    Depreciation and amortization                                            224,120                      217,826
    Partnership's share of unconsolidated
      joint venture loss (income)                                              5,011                      (55,011)
    Decrease in rent receivable                                               42,468                       29,851
    Increase in interest receivable                                         (150,213)                    (114,176)
    Decrease in other assets                                                  73,206                       44,169
    Decrease in accrued and other liabilities                               (239,455)                    (594,544)
                                                                     ----------------               --------------

    Net cash used in operating activities                                   (116,230)                    (575,473)
                                                                     ----------------               --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Loan to affiliate of the general partner                                 (83,429)                    (403,924)
    Payments for property additions                                          (46,746)                     (58,318)
                                                                     ----------------               --------------

    Net cash used in investing activities                                   (130,175)                    (462,242)
                                                                     ----------------               --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Repurchase of partnership units                                           (8,280)                           0
    Principal payments on notes payable                                      (14,576)                     (11,868)
    Contributions to unconsolidated joint venture                            (33,000)                           0
    Distributions from unconsolidated joint venture                          119,196                      811,773
                                                                     ----------------               --------------

    Net cash provided by financing activities                                 63,340                      799,905
                                                                     ----------------               --------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                   (183,065)                    (237,810)

CASH AND CASH EQUIVALENTS - Beginning of period                              190,205                      260,963
                                                                     ----------------               --------------

CASH AND CASH EQUIVALENTS - End of period                         $            7,140              $        23,153
                                                                     ================               ==============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
    INFORMATION:

    Cash paid during the period for property taxes                $          369,787              $       223,178
                                                                     ================               ==============

    Cash paid during the period for interest                      $          120,984              $       111,766
                                                                     ================               ==============


                             SEE ACCOMPANYING NOTES

                SIERRA PACIFIC DEVELOPMENT FUND II AND SUBSIDIARY
                             (A LIMITED PARTNERSHIP)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
-------------------------------------------------------------------------------

1.       BASIS OF FINANCIAL STATEMENTS

In the opinion of Sierra Pacific Development Fund II's (the Partnership) management, these unaudited consolidated financial statements reflect all adjustments necessary for a fair presentation of financial position on March 31, 2001 and results of operations and cash flows for the periods presented. All adjustments included in these statements are of a normal and recurring nature. The financial statements include the accounts of Sierra Southwest Pointe LLC, a wholly-owned subsidiary. All significant intercompany balances are eliminated in consolidation. The Partnership consolidates all entities in which it has a controlling equity interest. These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Annual Report of the Partnership for the year ended December 31, 2000.

2.       RELATED PARTY TRANSACTIONS

Included in the financial statements for the three months ended March 31, 2001 and 2000 are affiliate transactions as follows:

                                                          March 31
                                               --------------------------------
                                                    2001            2000
                                               --------------- ----------------
           Management fees                           $ 33,247         $ 29,800
           Administrative fees                         68,045           69,864
           Leasing fees                                 6,643           18,141

3.       INVESTMENT IN UNCONSOLIDATED JOINT VENTURE

Sierra Mira Mesa Partners (SMMP) was formed in 1985 between the Partnership and Sierra Pacific Pension Investors '84 (SPPI'84), an affiliate, to develop and operate the real property known as Sierra Mira Mesa, an office building located in San Diego, California. The Partnership's initial ownership interest in SMMP was 51%; the remaining 49% was owned by SPPI'84. Effective December 31, 1996, the general partners amended the partnership agreement to allow for adjustments in the sharing ratio each year based upon the relative net contributions and distributions since inception of each general partner. As of March 31, 2001 the Partnership's interest in SMMP is 19.68%; the remaining 80.32% interest is owned by SPPI'84.

The consolidated financial statements of SMMP include the accounts of SMMP and Sorrento I Partners, a majority-owned California general partnership. Summarized income statement information for SMMP for the three months ended March 31, 2001 and 2000 is as follows:

Sierra Pacific Development Fund II and Subsidiary
Notes to Consolidated Financial Statements (Unaudited)
Page two

                                                          March 31
                                              ----------------------------------
                                                   2001              2000
                                              ---------------- -----------------
        Rental income                               $ 547,511          $556,156
        Total revenues                                615,633           617,334
        Operating expenses                            358,622           219,914
        Share of unconsolidated
          joint venture income                          2,546            45,176
        Net (loss) income                            (34,395)           175,848


As of March 31, 2001, SMMP held a 51.51% interest in Sorrento II Partners
(SIIP), a California general partnership with Sierra Pacific Institutional Properties V formed in 1993, a 0% interest in Sierra Creekside Partners (SCP), a California general partnership with Sierra Pacific Development Fund formed in 1994, and a 33.55% interest in Sierra Vista Partners (SVP), a California general partnership with Sierra Pacific Development Fund III formed in 1994.

Summarized income statement information for these Partnerships, which are accounted for by SMMP under the equity method, for the three months ended March 31, 2001 and 2000 is as follows:


                                        SCP                         SVP                         SIIP
                             --------------------------- -------------------------- -----------------------------
                                      March 31                   March 31                     March 31
                             --------------------------- -------------------------- -----------------------------
                                 2001          2000          2001         2000          2001           2000
                             ------------- ------------- ------------- ------------ -------------- --------------
Rental income                    $286,237      $229,440          $  0         $  0      $ 316,806       $385,844
Total revenues                    286,237       229,440             0            0        316,806        397,049
Operating expenses                219,691       154,180        21,765       13,665        162,034        124,762
Extraordinary loss                      0        46,020             0            0              0              0
Net (loss) income                (97,191)     (124,683)      (30,703)     (20,154)         52,078        127,660


4.       PARTNERS' EQUITY

Equity and net income (loss) per limited partnership unit is determined by dividing the limited partners' share of the Partnership's equity and net income
(loss) by the number of limited partnership units outstanding, 56,634 Class A and 29,979 Class B at March 31, 2001. In February 2001, 40 Class A units were repurchased by the Partnership.

Sierra Pacific Development Fund II and Subsidiary
Notes to Consolidated Financial Statements (Unaudited)
Page three

During 2000, an amount was transferred between the partners' equity accounts such that 99% of cumulative operating income, gains, losses, deductions and credits of the Partnership was allocated among the limited partners and 1% was allocated to the general partner. Management does not believe that the effect of this transfer was significant.

5.       PENDING TRANSACTION

CGS Real Estate Company, Inc. (CGS), an affiliate of the corporate general partner of the Partnership, is continuing the development of a plan which will combine the Partnership's properties with the properties of other real estate partnerships managed by CGS and its affiliates. These limited partnerships own office properties, industrial properties, shopping centers and residential apartment properties. It is expected that the acquiror, American Spectrum Realty, Inc. (ASR), would qualify in the future as a real estate investment trust. Limited partners would receive shares of common stock in ASR, which would be listed on a national securities exchange.

The Partnership's participation in this plan will require the consent of its limited partners. ASR filed a registration statement on Form S-4 August 14, 2000 relating to the solicitation of consents with the Securities and Exchange Commission (SEC). The registration statement was amended February 14, 2001 and April 24, 2001. The plan and the benefits and risks thereof will be described in detail in the final prospectus/consent solicitation statement included in the registration statement filed under the Securities Act of 1933 at the time it is declared effective by the SEC. Following effectiveness, solicitation materials will be provided to limited partners in connection with the solicitation of the consent of the limited partners. There can be no assurances that the plan described above will be consummated.

6.       RECENT ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 requires a company to recognize all derivative instruments (including certain derivative instruments embedded in other contracts) as assets or liabilities in its balance sheet and measure them at fair value. The statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. SFAS No. 133, as amended, is effective for fiscal years beginning after June 15, 2000. The Partnership adopted the accounting provisions of SFAS No. 133 in 2001. The implementation of SFAS No. 133 did not have a significant effect on the Partnership's financial conditions or results of operations.

Sierra Pacific Development Fund II and Subsidiary
Notes to Consolidated Financial Statements (Unaudited)
Page four

In December 1999, the SEC issued Staff Accounting Bulletin No. 101 (SAB 101), Revenue Recognition in Financial Statements, which summarizes certain of the SEC staff's views on applying generally accepted accounting principles to revenue recognition in financial statements. The Partnership adopted the accounting provisions of SAB 101 in 2000. The implementation of SAB 101 did not have a significant effect on the Partnership's financial condition or results of operations.

7.       SUBSEQUENT EVENT

On April 16, 2001, the combined financial statements of the parent of the general partner and other affiliates were issued. The independent public accountant's report on such statements contained an explanatory paragraph relating to the ability of the combined entity to continue as a going concern. The combined entities have experienced losses in the periods presented and have a net capital deficiency. Certain entities in the combined financial statements have not made debt payments when due and various lenders have placed $10,520,000 of debt in default. Certain entities also need to pay or refinance a significant amount of debt coming due in the next twelve months. These factors raise substantial doubt about the ability of the combined entities, including the general partner, to continue as a going concern.

Management of the combined entities has plans related to these matters, which include obtaining additional loans from shareholders, obtaining extensions from lenders or refinancing all debt through the completion of the transaction discussed in Note 5. In addition, if necessary, management believes it could sell properties to generate cash to pay debt. The Partnership does not believe that the affect of the ultimate outcome of the circumstances surrounding the combined entities will have a material adverse effect on its results of operations or financial position.

                           PART II - OTHER INFORMATION

ITEM  6. EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         None

(b)      Reports on Form 8-K

         None


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report be signed on its behalf by the undersigned thereunto duly authorized.

                          SIERRA PACIFIC DEVELOPMENT FUND II
                          a Limited Partnership
                          S-P PROPERTIES, INC.
                          General Partner

Date:  MAY 14, 2001       /s/ Thomas N. Thurber
       ------------       --------------------------------------
                          Thomas N. Thurber
                          President and Director



Date:  MAY 14, 2001       /s/ G. Anthony Eppolito
       ------------       --------------------------------------
                          G. Anthony Eppolito
                          Chief Accountant