Form 10-Q
period 2001-06-30
SIERRA PACIFIC DEVELOPMENT FUND II
filed 2001-08-14
CIK 719606

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Quarterly Report Under Section 13 or 15(d)
of the Securities Exchange Act of 1934

For Quarter ended	June 30, 2001

Commission file number

0-12036

SIERRA PACIFIC DEVELOPMENT FUND II
(A Limited Partnership)

State of California	95-3856271
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

5850 San Felipe, Suite 450 Houston, Texas	77057
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:	(713) 706-6271

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒ . No  ☐ .

PART I  -  FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

The following financial statements are submitted in the next pages:

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(a)	OVERVIEW

The following discussion should be read in conjunction with Sierra Pacific Development Fund II’s (the Partnership) Consolidated Financial Statements and Notes thereto appearing elsewhere in this Form 10-Q.

The Partnership currently owns three properties; 5850 San Felipe, Sierra Westlakes, and Sierra Southwest Pointe.  In addition, the Partnership holds a 19.68% interest in Sierra Mira Mesa Partners (SMMP).

(b)	RESULTS OF OPERATIONS

Rental income for the six months ended June 30, 2001 remained relatively unchanged, increasing by approximately $8,000, or 1%, when compared to the same period in 2000.  This increase was primarily due to an increase in occupancy at Sierra Southwest Pointe and higher rental rates at 5850 San Felipe and Sierra Southwest Pointe.  Occupancy at Sierra Southwest Pointe increased from 73% at June 30, 2000 to 91% at June 30, 2001.  The increase in rental income was in large part offset by a decrease in occupancy at Sierra Westlakes from 75% to 48%.  One tenant whose lease accounted for approximately 25,000 square feet of the Sierra Westlakes property vacated in February 2001.  Rental income for the three months ended June 30, 2001 decreased by approximately $55,000 or 8%, principally due to the decrease in occupancy at Sierra Westlakes.  At 5850 San Felipe, occupancy decreased slightly from 100% to 98% between the same periods.

Interest income for the six months and three months ended June 30, 2001 rose by approximately $66,000, or 28%, and by approximately $30,000, or 24%, respectively, in comparison to the corresponding periods in the prior year, due to higher loan balances on notes receivable from affiliates.

Total operating expenses for the six months ended June 30, 2001 increased by approximately $141,000, or 16%, when compared to the same period in the prior year, due to, among other factors, higher utilities and property taxes.  Utilities increased due to higher energy costs and property taxes rose as a result of increases in the assessed values of the properties.  Further, rents deemed uncollectible at 5850 San Felipe and Sierra Westlakes were written-off to bad debt expense.  These increases were partially offset by a decrease in legal fees and maintenance and repair costs incurred during the period.  Total operating expenses for the three months ended June 30, 2001 increased by approximately $139,000, or 37%.  This increase was in large part due to the write-off of rents receivable at Sierra Westlakes to bad debt expense and due to the rise in property taxes.  Further, higher utilities, insurance, accounting and auditing, and other operating expenses were incurred during the quarter.  This increase was partially offset by a decrease in maintenance and repair costs.

Depreciation and amortization expenses for the six months and three months ended June 30, 2001 decreased by approximately $5,000 or 1%, and by approximately $11,000, or 5%, respectively, when compared to the corresponding periods in 2000, principally as a result of fully depreciated capitalized tenant improvements at 5850 San Felipe and Sierra Westlakes.

The Partnership’s share of unconsolidated joint venture income decreased by approximately $49,000 for the six months ended June 30, 2001, in comparison to the same period in the prior year.  The decrease in income generated by SMMP was primarily due to, among other factors, an increase in utilities associated with higher energy costs and an increase in depreciation expense as a result of additional capitalized tenant improvements at the Sierra Mira Mesa property.  SMMP decrease in income was partially offset by the recovery of rents previously written-off to bad debt.  During the quarter ended June 30, 2001, the Partnership’s share of unconsolidated joint venture income increased by approximately $11,000 principally due to SMMP rent recoveries.

(c)	LIQUIDITY AND CAPITAL RESOURCES

In December 1999, a lawsuit was settled against the Partnership that provided for a complete release of the Partnership, general partners and all affiliates.  The suit related to three loans made to affiliates, two by the Partnership and one by SMMP.  As part of the material terms of the settlement agreement (Settlement), S-P Properties, Inc. (S-P), the general partner of the Partnership, on or before December 31, 2000, would call and collect the two demand notes with balances of $1,073,460 and $5,336,584, respectively, at March 31, 2001 and a portion of the SMMP loan (the date of collection being referred to herein as the “Payment Date”).  In the case of the SMMP loan, the amount due is equal to that percentage of the loan corresponding to the Partnership’s interest in SMMP, which in any event is no less than thirty percent (30%).  The loan proceeds received by the Partnership would be distributed on a per-unit basis to the limited partners and assignees of the Partnership of record as of the Payment Date.

The Partnership also agreed to pay plaintiff’s attorneys’ fees of $1,000,000.  In 2000, the Partnership paid scheduled plaintiff’s attorneys’ fees of $500,000.  The $500,000 balance was due by December 31, 2000.  As of August 13, 2001, S-P has not called and collected the notes and the Partnership has not satisfied its remaining legal fee obligation.

On February 21, 2001, the Plaintiff served S-P with a Notice of Default Election stating that the Plaintiff was declaring the Settlement null and void because of S-P’s failure to collect various loans and distribute the proceeds no later than January 30, 2001 as required under the Settlement.  The Notice of Default Election also stated the Plaintiff’s intention to ask the court to put the case back on the active trial list.  In addition, the Plaintiff filed a motion to file a supplemental complaint alleging new violations of the Partnership Agreement.

On March 16, 2001, the court granted the Plaintiff’s motion to file the supplemental complaint.  In the supplemental complaint, the Plaintiff has included new allegations alleging that after entering into the Settlement, S-P breached the Partnership Agreement by lending certain persons and entities over $500,000 by transferring these funds to certain executive officers of S-P or their alleged affiliates.  The court also restored the case to the civil active list and set a further status conference for May 23, 2001 with the intention of setting a trial date for approximately three months thereafter.

On May 23, 2001, the court set a trial setting conference for July 9, 2001.  Trial is now set for September 5, 2001.  Discovery is underway relative to the supplemental complaint.

S-P intends to file a demurrer to the supplemental complaint and otherwise vigorously defend the action.

The collection and distribution of the two demand notes held by the Partnership will result in a reduction of equity and notes receivable.  The collection and distribution of the note receivable held by SMMP will ultimately result in a reduction in equity and investment in unconsolidated joint venture of approximately $809,000 (30% of SMMP’s note receivable balance of $2,696,350).

The Partnership is in an illiquid position as of June 30, 2001 with cash and billed rents of approximately $283,000 and current liabilities of approximately $911,000, which includes the remaining legal obligation of $500,000.

The Partnership’s primary capital requirement is the remaining legal obligation.   Management anticipates fulfilling this obligation and settlement of the notes receivable upon the completion of the consolidation transaction discussed in Note 5.   However, there can be no assurance such transaction will be executed.  Should the Partnership be unable to settle the notes receivable, a principal shareholder of S-P has unconditionally guaranteed their payment.  Other capital requirements principally will be for construction of new tenant space and debt obligations.  It is anticipated that these requirements will be funded from the operation of the properties and distributions from SMMP.  During the six months ended June 30, 2001, SMMP made net distributions of approximately $116,000 to the Partnership.

Inflation:

The Partnership does not expect inflation to be a material factor in its operations in 2001.

SIERRA PACIFIC DEVELOPMENT FUND II
(A Limited Partnership)

CONSOLIDATED BALANCE SHEETS
June 30, 2001 and December 31, 2000

	June 30, 2001	December 31, 2000
	(Unaudited)

ASSETS

Cash and cash equivalents	$74,296	$190,205
Receivables:
Note, net of deferred gain of $736,271	4,819,414	4,600,313
Unbilled rent	203,018	216,099
Billed rent	208,998	499,487
Due from affiliates	1,074,460	1,074,460
Interest	301,771	0
Income-producing properties - net of accumulated depreciation and valuation allowance of $4,640,503 and $4,353,177, respectively

	9,817,034	10,027,772
Investment in unconsolidated joint venture	1,585,582	1,653,025
Other assets - net of accumulated amortization of $504,883 and $514,075, respectively
	885,037	934,311

Total Assets	$18,969,610	$19,195,672

LIABILITIES AND PARTNERS' EQUITY

Accrued and other liabilities	$1,006,270	$1,146,320
Notes payable	6,326,787	6,350,041

Total Liabilities	7,333,057	7,496,361

Partners' equity (deficit):
General Partner	(61,103)	(60,558)
Limited Partners:
Class A Limited Partners: 60,000 units authorized, 56,634 issued and outstanding

	7,647,826	7,691,371

Class B Limited Partners: 60,000 units authorized, 29,979 issued and outstanding

	4,049,830	4,068,498

Total Partners' equity	11,636,553	11,699,311

Total Liabilities and Partners' equity	$18,969,610	$19,195,672

See Accompanying Notes

SIERRA PACIFIC DEVELOPMENT FUND II
(A Limited Partnership)

CONSOLIDATED STATEMENTS OF OPERATIONS
For the Six Months Ended June 30, 2001 and 2000
and for the Three Months Ended June 30, 2001 and 2000

	Six Months Ended June 30,		Three Months Ended June 30,

	2001	2000	2001	2000
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

REVENUES:
Rental income	$1,275,383	$1,266,942	$644,047	$699,215
Interest income	302,985	236,944	152,185	122,573

Total revenues	1,578,368	1,503,886	796,232	821,788

EXPENSES:
Operating expenses	1,027,175	885,750	513,152	374,645
Depreciation and amortization	436,248	440,882	212,128	223,056
Interest	220,748	223,270	110,399	111,504

Total costs and expenses	1,684,171	1,549,902	835,679	709,205

(LOSS) INCOME BEFORE PARTNERSHIP'S SHARE OF UNCONSOLIDATED JOINT VENTURE INCOME

	(105,803)	(46,016)	(39,447)	112,583

PARTNERSHIP'S SHARE OF UNCONSOLIDATED JOINT VENTURE INCOME	51,325	100,756	56,336	45,745

NET (LOSS) INCOME	$(54,478)	$54,740	$16,889	$158,328

Net (loss) income per limited partnership unit	$(0.62)	$0.63	$0.19	$1.81

See Accompanying Notes

SIERRA PACIFIC DEVELOPMENT FUND II
(A Limited Partnership)

CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' EQUITY
For the Year Ended December 31, 2000 and
for the Six Months Ended June 30, 2001

		Limited Partners				Total Partners' Equity
					General Partner
	Per Unit	Class A	Class B	Total

Proceeds from sale of partnership units
	$250.00	$14,392,000	$7,579,000	$21,971,000		$21,971,000
Underwriting commissions and other organization expenses
	(33.68)	(1,939,045)	(1,021,124)	(2,960,169)		(2,960,169)
Repurchase of 1,231 partnership units
	0.06	(177,934)	(66,167)	(244,101)		(244,101)
Cumulative net (loss) income (to December 31, 1999)
	(20.55)	(1,163,641)	(616,129)	(1,779,770)	$46,674	(1,733,096)
Cumulative distributions (to December 31, 1999)
	(64.80)	(3,685,045)	(1,947,280)	(5,632,325)	(46,674)	(5,678,999)

Partners' equity - January 1, 2000	131.03	7,426,335	3,928,300	11,354,635	0	11,354,635
Transfer among general partner and limited partners
	0.74	41,861	22,144	64,005	(64,005)	0
Net income	3.94	223,175	118,054	341,229	3,447	344,676

Partners' equity -
December 31, 2000 (audited)	135.71	7,691,371	4,068,498	11,759,869	(60,558)	11,699,311
Repurchase of 40 partnership units (unaudited)
	(0.02)	(8,280)		(8,280)		(8,280)
Net loss (unaudited)	(0.62)	(35,265)	(18,668)	(53,933)	(545)	(54,478)

Partners' equity (deficit) -
June 30, 2001 (unaudited)	$135.07	$7,647,826	$4,049,830	$11,697,656	$(61,103)	$11,636,553

See Accompanying Notes

SIERRA PACIFIC DEVELOPMENT FUND II
(A Limited Partnership)

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2001 and 2000

	2001	2000
	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss (income)	$(54,478)	$54,740
Adjustments to reconcile net (loss) income to cash provided by (used in) operating activities:
Depreciation and amortization	436,248	440,882
Partnership's share of unconsolidated joint venture income	(51,325)	(100,756)
Decrease (increase) in rent receivable	303,570	(31,444)
Increase in interest receivable	(301,771)	(236,473)
Increase in other assets	(31,713)	(73,665)
Decrease in accrued and other liabilities	(140,050)	(499,945)

Net cash provided by (used in) operating activities	160,481	(446,661)

CASH FLOWS FROM INVESTING ACTIVITIES:
Loan to affiliate of the general partner	(219,101)	(570,317)
Payments for property additions	(142,083)	(90,471)

Net cash used in investing activities	(361,184)	(660,788)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchase of partnership units	(8,280)	0
Principal payments on notes payable	(23,254)	(23,997)
Contributions to unconsolidated joint venture	(127,868)	(23,000)
Distributions from unconsolidated joint venture	244,196	1,002,973

Net cash provided by financing activities	84,794	955,976

NET DECREASE IN CASH AND CASH EQUIVALENTS	(115,909)	(151,473)

CASH AND CASH EQUIVALENTS - Beginning of period	190,205	260,963

CASH AND CASH EQUIVALENTS - End of period	$74,296	$109,490

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the period for real estate taxes	$369,787	$223,178

Cash paid during the period for interest	$207,229	$223,270

See Accompanying Notes

SIERRA PACIFIC DEVELOPMENT FUND II AND SUBSIDIARY
(A Limited Partnership)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.          BASIS OF FINANCIAL STATEMENTS

In the opinion of Sierra Pacific Development Fund II’s (the Partnership) management, these unaudited consolidated financial statements reflect all adjustments necessary for a fair presentation of financial position on June 30, 2001 and results of operations and cash flows for the periods presented.  All adjustments included in these statements are of a normal and recurring nature.  The financial statements include the accounts of Sierra Southwest Pointe LLC, a wholly-owned subsidiary.  All significant intercompany balances are eliminated in consolidation.  The Partnership consolidates all entities in which it has a controlling equity interest.  These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Annual Report of the Partnership for the year ended December 31, 2000.

2.          RELATED PARTY TRANSACTIONS

Included in the financial statements for the six months ended June 30, 2001 and 2000 are affiliate transactions as follows:

	June 30

	2001	2000

Management fees	$69,947	$62,065
Administrative fees	142,783	143,040
Leasing fees	42,593	46,960
Construction fees	14,480	0

On April 16, 2001, the combined financial statements of the parent of the general partner and other affiliates, including the general partner, (the Company) were issued.  The independent public accountants report on such statements contained an explanatory paragraph relating to the ability of the Company to continue as a going concern.  The Company experienced losses in the periods presented and has a net capital deficiency.  Certain entities in the combined financial statements have not made debt payments when due and various lenders placed $10,520,000 of debt in default.  Certain entities also needed to pay or refinance a significant amount of debt coming due in the next twelve months.  These factors raise substantial doubt about the ability of the combined entities to continue as a going concern.

Management of the Company has plans related to these matters, which include, in addition to those items discussed above, obtaining additional loans from shareholders, obtaining extensions from lenders or refinancing all debts through the completion of the transaction discussed in Note 5.  In addition, if necessary, management believes it could sell properties to generate cash to pay debt.  The Partnership does not believe that the effect of the ultimate outcome of the circumstances surrounding the Company will have a material adverse effect on its results of operations or financial position.

3.          INVESTMENT IN UNCONSOLIDATED JOINT VENTURE

Sierra Mira Mesa Partners (SMMP) was formed in 1985 between the Partnership and Sierra Pacific Pension Investors ’84 (SPPI’84), an affiliate, to develop and operate the real property known as Sierra Mira Mesa, an office building located in San Diego, California.  The Partnership’s initial ownership interest in SMMP was 51%; the remaining 49% was owned by SPPI’84.  Effective December 31, 1996, the general partners amended the partnership agreement to allow for adjustments in the sharing ratio each year based upon the relative net contributions and distributions since inception of each general partner.  As of June 30, 2001 the Partnership’s interest in SMMP is 19.68%; the remaining 80.32% interest is owned by SPPI’84.

The consolidated financial statements of SMMP include the accounts of SMMP and Sorrento I Partners, a majority-owned California general partnership.  Summarized income statement information for SMMP for the six months ended June 30, 2001 and 2000 is as follows:

	June 30

	2001	2000

Rental income	$1,136,216	$1,096,679
Total revenues	1,273,279	1,220,016
Operating expenses	488,642	446,008
Share of unconsolidated joint venture income	25,410	81,931
Net income	203,757	326,619

As of June 30, 2001, SMMP held a 51.51% interest in Sorrento II Partners (SIIP), a California general partnership with Sierra Pacific Institutional Properties V formed in 1993, a 0% interest in Sierra Creekside Partners (SCP), a California general partnership with Sierra Pacific Development Fund formed in 1994, and a 33.55% interest in Sierra Vista Partners (SVP), a California general partnership with Sierra Pacific Development Fund III formed in 1994.

Summarized income statement information for these Partnerships, which are accounted for by SMMP under the equity method, for the six months ended June 30, 2001 and 2000 is as follows:

	SCP		SVP		SIIP

	June 30		June 30		June 30

	2001	2000	2001	2000	2001	2000

Rental income	$602,808	$489,777	$0	$0	$632,968	$699,130
Total revenues	602,808	489,777	0	0	632,968	710,335
Operating expenses	356,843	268,936	21,765	13,735	281,341	236,241
Extraordinary loss	0	46,020	0	0	0	0
Net (loss) income	(74,323)	(149,586)	(21,765)	(13,735)	172,988	214,281

4.          PARTNERS’ EQUITY

Equity and net income (loss) per limited partnership unit is determined by dividing the limited partners’ share of the Partnership’s equity and net income (loss) by the number of limited partnership units outstanding, 56,634 Class A and 29,979 Class B at June 30, 2001.  In February 2001, 40 Class A units were repurchased by the Partnership.

During 2000, an amount was transferred between the partners’ equity accounts such that 99% of cumulative operating income, gains, losses, deductions and credits of the Partnership was allocated among the limited partners and 1% was allocated to the general partner.  Management does not believe that the effect of this transfer was significant.

5.          PENDING TRANSACTION

CGS Real Estate Company, Inc. (CGS), an affiliate of the corporate general partner of the Partnership, is continuing the development of a plan which will combine the Partnership’s properties with the properties of other real estate partnerships managed by CGS and its affiliates.  These limited partnerships own office properties, industrial properties, shopping centers and residential apartment properties.  It is expected that the acquiror, American Spectrum Realty, Inc. (ASR), would qualify in the future as a real estate investment trust.  Limited partners would receive shares of common stock in ASR, which would be listed on a national securities exchange.

The Partnership’s participation in this plan will require the consent of its limited partners.  ASR filed a registration statement on Form S-4 August 14, 2000 relating to the solicitation of consents with the Securities and Exchange Commission (SEC).  The registration statement was amended February 14, 2001, April 24, 2001, June 26, 2001, and August 7, 2001 and was declared effective by the SEC on August 8, 2001.  The plan and the benefits and risks thereof were described in detail in the final prospectus/consent solicitation statement included in the registration statement filed under the Securities Act of 1933 at the time it was declared effective by the SEC.  Solicitation materials will be provided to limited partners in connection with the solicitation of the consent of the limited partners.  There can be no assurances that the plan described above will be consummated.

6.          RECENT ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”. SFAS No. 133 requires a company to recognize all derivative instruments (including certain derivative instruments embedded in other contracts) as assets or liabilities in its balance sheet and measure them at fair value.  The statement requires  that changes  in  the  derivative’s  fair value be recognized currently in earnings unless specific hedge accounting criteria are met.  SFAS No. 133, as amended, is effective for fiscal years beginning after June 15, 2000.  The Partnership adopted the accounting provisions of SFAS No. 133 in 2001.  The implementation of SFAS No. 133 did not have a significant effect on the Partnership’s financial conditions or results of operations.

In December 1999, the SEC issued Staff Accounting Bulletin No. 101 (SAB 101), Revenue Recognition in Financial Statements, which summarizes certain of the SEC staff’s views on applying generally accepted accounting principles to revenue recognition in financial statements.  The Partnership adopted the accounting provisions of SAB 101 in 2000.  The implementation of SAB 101 did not have a significant effect on the Partnership’s financial condition or results of operations.

PART II  -  OTHER INFORMATION

ITEM  6.           EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

None

(b)	Reports on Form 8-K

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report be signed on its behalf by the undersigned thereunto duly authorized.

SIERRA PACIFIC DEVELOPMENT FUND II a Limited Partnership S-P PROPERTIES, INC. General Partner

Date:	August 13, 2001	/s/ Thomas N. Thurber

Thomas N. Thurber President and Director

Date:	August 13, 2001	/s/ G. Anthony Eppolito

G. Anthony Eppolito Chief Accountant